Form 10QSB
period 2007-09-30
Descanso Agency, Inc.
filed 2007-11-06
CIK 1410187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

                        Commission File Number 333-145876


                              DESCANSO AGENCY, INC.
                 (Name of small business issuer in its charter)

        Nevada                                                  20-8766002
(State of incorporation)                                (IRS Employer ID Number)

                       4203 Genesee Avenue, Suite 103 #510
                               San Diego, CA 92117
             (Address and Telephone Number of Registrant's Principal
               Executive Offices and Principal Place of Business)

                                   Raul Getino
                       4203 Genesee Avenue, Suite 103 #510
                               San Diego, CA 92117
                             Telephone: 775-352-4084
                               Fax: (775) 201-2790
            (Name, Address and Telephone Number of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 4,750,000 shares of Common Stock outstanding as of September 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                              Stated in US Dollars

                                                                 Unaudited           Audited
                                                                September 30,        June 30,
                                                                    2007               2007
                                                                  --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                            $ 12,616           $ 18,745
                                                                  --------           --------
Total Current Assets                                              $ 12,616           $ 18,745

TOTAL ASSETS                                                      $ 12,616           $ 18,745
                                                                  ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Loan Payable (From Director)                                    $  2,090           $  2,090
                                                                  --------           --------

TOTAL LIABILITIES                                                 $  2,090           $  2,090

STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock Authorized at
   $0.001/par value
  4,750,000 shares issued and outstanding @ Sep 30, 2007          $  4,750           $  4,750
  Additional Paid-in Capital                                      $ 14,250           $ 14,250
  Deficit accumulated                                             $ (8,474)          $ (2,345)
                                                                  --------           --------

TOTAL STOCKHOLDERS' EQUITY                                        $ 10,526           $ 16,655
                                                                  --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 12,616           $ 18,745
                                                                  ========           ========

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statement of Operations
                             Stated in U.S. Dollars

                                                               Inception
                                                             (April 3, 2007)
                                       Three Mos Ended           Through
                                        September 30,         September 30,
                                            2007                  2007
                                         -----------           -----------
REVENUES
  Revenues                               $        --           $        --
                                         -----------           -----------
TOTAL REVENUES                                    --                    --

OPERATING EXPENSE
  Administrative Expense                 $     6,129           $     8,474
                                         -----------           -----------

NET (LOSS)                               $    (6,129)          $    (8,474)
                                         ===========           ===========

Basic earnings per share                      <$.001                <$.001

Weighted average number of
 common shares outstanding                <4,750,000            <4,750,000

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                        Changes in Stockholders' Equity
              Inception (April 3, 2007 through September 30, 2007)
                             Stated in U.S. Dollars

                                                         Common     Additional    Deficit Accum
                                           Common        Stock        Paid-in        During
                                           Stock         Amount       Capital       Dev Stage        Total
                                           -----         ------       -------       ---------        -----
Stock issued for cash June 29, 2007       4,750,000     $  4,750     $ 14,250                      $ 19,000
Net (Loss) June 30, 2007                                                            $ (2,345)
                                        -----------     --------     --------       --------       --------
BALANCE JUNE 30, 2007                     4,750,000     $  4,750     $ 14,250       $ (2,345)      $ 16,655
                                        -----------     --------     --------       --------       --------

Net (Loss) September 30, 2007                                                       $ (6,129)
                                        -----------     --------     --------       --------       --------

BALANCE SEPTEMBER 30, 2007                4,750,000     $  4,750     $ 14,250       $ (8,474)      $ 10,526
                                        ===========     ========     ========       ========       ========

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                             Statement of Cash Flow
                             Stated in U.S. Dollars

                                                                                 Inception
                                                                              (April 3, 2007)
                                                           Three Mos Ended        Through
                                                             September 30,      September 30,
                                                                 2007               2007
                                                               --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (6,129)          $ (8,474)
  Loan Payable                                                                       2,090

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                                          19,000
                                                               --------           --------

Net increase (decrease) in cash

Cash at beginning of period                                    $ 18,745
                                                               --------           --------
Cash at end of period                                          $ 12,616           $ 12,616
                                                               ========           ========

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Descanso Agency, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 3, 2007. The Company's activities to date have been limited to organization and capital formation. The Company is "a development stage company" that intends to open travel agencies specializing in Mexican tourism.

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 - COMMON STOCK

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On June 28, 2007 the Company issued 3,750,000 shares of common stock to Raul Getino, the Company's sole officer and director, for cash in the amount of $0.004 per share for a total of $15,000.

On June 29, 2007 the Company sold 1,000,000 shares of its common stock at $0.004 per share to 2 independent investors for proceeds of $4,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Raul Getino, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Raul Getino, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's SB-2 offering. He will also not receive any interest on any funds that he may advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the company is seeking additional capital, Mr. Getino has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due Mr. Getino on September 30, 2007 was $2,090.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $8,474 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to raise additional funds through debt or equity offerings. The Company's SB-2 registration statement with the U.S. Securities and Exchange Commission of 4,500,000 shares for sale at $.004 per share to raise capital of $18,000 to implement their business plan was declared effective on September 17, 2007. There is no guarantee that the capital raised will be sufficient or that any future offerings, if necessary, would be successful.

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 6 - SUBSEQUENT EVENT

The offering pursuant to the SB-2 Registration Statement filed by the company on September 4, 2007, and declared effective on September 17, 2007, was completed on October 22, 2007 selling 4,500,000 shares to 36 un-affiliated investors for total proceeds to the company of $18,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenue to date.

We incurred operating expenses of $6,129 for the three-month period ended September 30, 2007. These expenses consisted of general and administrative expenses and costs associated with the filing of our SB-2 Registration Statement.

Our cash at September 30, 2007 was $12,616. We had liabilities of $2,090 as of September 30, 2007, consisting of a loan payable to our director. The loan is interest free with no specific terms of repayment.

Cash provided by financing activities from inception though September 30, 2007, was $19,000. These funds consisted of $15,000 from the sale of our common stock to our director, Raul Getino, who purchased 3,750,000 shares of common stock at $.004 per share on June 28, 2007, and $4,000 from the sale of 1,000,000 shares our common stock at $.004 per share to 2 independent investors in a private offering completed on June 29, 2007.

Subsequent to our September 30, 2007, we completed our offering of 4,500,000 shares pursuant to an SB-2 registration statement which was declared effective on September 17, 2007. The offering was completed and closed on October 22, 2007 for total proceeds of $18,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2007 was $12,616. Our business plan requirements were based on our ability to complete our offering to raise $18,000, which we were able to do. The offering was completed on October 22, 2007. No salary is planned to be paid to the founding principal or any other employees until January 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $8,474 in expenses as of September 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2007.

                     Balance Sheet Data:           9/30/07
                     -------------------           -------

                     Cash                          $12,616
                     Total assets                  $12,616
                     Total liabilities             $ 2,090
                     Shareholders' equity          $10,526

Other than the 4,500,000 shares offered pursuant to our registration statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring him to advance or loan funds to us.

We have completed the following: established our corporate existence, completed our registration filings, raised capital, outlined our business plan stages and completed an offering to generate funding needed for implementing our business plan. Office space, equipment, and administrative services are provided by our sole founding principal. We have not yet hired any salaried employees. We have continued to develop our business plan.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

BY JANUARY 2008 -

Pay a rent deposit for an office - $400, pay first director's fee -$300, purchase furniture, equipment, and computer system - $4,500. Total $5,200.

BY MAY 2008 -

Pay office rent - $1,200, pay director's fee - $1,200, begin Internet website -$500, begin marketing - $500. Total $3,400

BY SEPTEMBER 2008 -

Pay office rent - $1,200, pay director's fee - $1,200, pay contract travel agents - $4,000, Internet website development and expense -$2,000, marketing expense - $1,000. Total $9,400.

TOTAL THROUGH SEPTEMBER 2008 - $18,000

We expect to operate at a loss during our initial development/operating period.

For customer service and call in sales, we plan to utilize the services of our founder and two contract agents who will be compensated on a contract basis from any bookings created exclusively by the agent on an equal commission split. We will provide our home-based agents with an 800 phone line and internet service to access our website for sales to the agent's customers and be available to all customers for customer service. Customer service is expected to be minimal during this stage due to the automated nature of the website and the anticipated low level of site usage.

SIGNIFICANT ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-145876.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in our Form SB-2 Registration Statement, filed under SEC File Number 333-145876, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------

    3.1           Articles of Incorporation*
    3.2           Bylaws*
   31.1           Sec. 302 Certification of Chief Executive Officer
   31.2           Sec. 302 Certification of Chief Financial Officer
   32.1           Sec. 906 Certification of Chief Executive Officer
   32.2           Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on November 4, 2007, thereunto duly authorized.


By: /s/ Raul Getino
   --------------------------------------------------------
   RAUL GETINO
   President, Chief Executive Officer,
   and Chairman of the Board of Directors


By: /s/ Raul Getino
   --------------------------------------------------------
   RAUL GETINO
   Chief Financial Officer and Principal Accounting Officer