Form 10KSB
period 2007-12-31
Descanso Agency, Inc.
filed 2008-03-19
CIK 1410187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                        Commission File Number 333-145876


                              Descanso Agency, Inc.
             (Exact name of Registrant as specified in its charter)

           Nevada                            4724                         20-8766002
 (State or jurisdiction of        (Primary Standard Industrial         (I.R.S.  Employee
incorporation or organization)     Classification Code Number)        Identification No.)

4203 Genesee Ave., Suite 103-510, San Diego, CA 92117                     775-352-4084
      (Address of principal executive offices)                   (Registrant's telephone number,
                                                                       including area code)

                                                        With copies to:
          Raul Getino, CEO                            Joseph I. Emas, Esq.
 4203 Genessee Avenue, Suite 103-510                  1224 Washington Ave.
         San Diego, CA 92117                       Miami Beach, Florida 33139
         Phone: 775-352-4084                        Telephone: (305) 531-1174
          Fax: 775-201-2790                            Fax: (305) 531-1274
 (Name, address and telephone number
       of agent for service)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended December 31, 2007 the company had no revenue. As of December 31, 2007, the registrant had 9,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                             3
         Risk Factors                                                        6
Item 2.  Description of Property                                             9
Item 3.  Legal Proceedings                                                   9
Item 4.  Submission of Matters to a Vote of Securities Holders               9

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities              10
Item 6.  Management's Discussion and Analysis or Plan of Operation          12
Item 7.  Financial Statements                                               17
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               28
Item 8A. Controls and Procedures                                            28

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons       28
Item 10. Executive Compensation                                             30
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                        31
Item 12. Certain Relationships and Related Transactions                     31
Item 13. Exhibits                                                           32
Item 14. Principal Accountant Fees and Services                             32

Signatures                                                                  33

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

We were incorporated for the purpose of entering the travel industry and establishing a Mexican specialized travel service company focusing on the fastest growing segment of the travel industry: wedding and party destination travel. This type of destination travel is defined as taking the common wedding or party and transporting the entire event and its hosts and guests to a foreign location. Our specialty will include two types of destination travelers: small and large travel parties seeking stimulating and entertaining bachelor and bachelorette locations at larger hotels, and travelers seeking quiet romantic weddings and holiday getaway short trips at small boutique hotels. We are a development stage travel company. Our development period is planned to be executed in three stages. During Stage I we accomplished the following: the formation of our corporation, initial funding from our founder (sole director and officer) Mr. Raul Getino, additional funding from two investors, determination of our business plan, determination that we desire to be a publicly trading company in the United States, retention of experts in the legal and public accounting professions, and filing of our registration statement with the United States Securities and Exchange Commission. We are currently in Stage II during which we raised additional capital through a public offering and began work on our business plan. Following the successful completion of Stage II, in Stage III we plan to focus our resources on completing and implementing our business plan by adding travel-experienced management personnel, knowledgeable in destination travel and having experience and contacts with existing travel providers in Canada, the United States, and Mexico. We will then focus on creating and expanding our marketing efforts and strategic relationships with wedding planners and travel companies that specialize in destination weddings, destination bachelor and bachelorette trips, and destination romantic get-away trips, as well as marketing our own travel packages, using the Internet, directly to travelers interested in destination travel.

OUR TRAVEL AGENCY MODEL

We plan to go beyond the typical travel agency model. We intend to specialize in and serve the "romantic destinations" growing travel market. We are interested in providing our clients with direct access to the romantic hotels, restaurants, exclusive secluded beaches and other services that we are familiar with. We do not intend to act as a general merchant travel company, handling every type of travel transaction. We intend to serve our niche clients through wedding planners and other specialty travel companies, and directly to our future individual travel clients seeking what we can deliver in Mexico: romantic destinations. We will handle all of the arrangements in Mexico for our clients.

We intend to receive negotiated commissions and fees from the wedding planners, travel companies, and travel suppliers in Mexico such as transportation providers, hotels, entertainment brokers, and rental car agencies. We intend to bundle the destination travel groups and individuals seeking our niche destination travel services in order to allow us to negotiate directly with those lodging, entertainment, and rental companies seeking our destination travel clients. Our founder has experience in negotiating prices for destination travel clients that include additional revenue for a travel company due to large volume client traffic. We intend to utilize his experience in negotiating prices for our niche destination travel clients which will include additional revenue for our planned volume travel services.

TARGET MARKET

Our target market is wedding planners, other travel companies, and individuals seeking to find unique romantic travel destinations in Mexico. As our founder has worked in the past with wedding planners and travel agents in Canada, the United States, and Mexico, we intend to market our proposed services directly to his connections. In addition, we intend to utilize his experience with marketing to the general traveling public to setup "800" style toll free telephone numbers and an Internet destination travel site with a web based marketing program.

PRODUCTS AND SERVICES

Our business plan is to focus on the rapidly expanding niche market of romantic destinations. This market is now a very large trend in Western Europe and growing in the United States. With the high cost of weddings and hotels in Western Europe, the Western Europeans now find it less expensive to utilize specialized niche travel companies to arrange for a complete wedding party, bachelor or bachelorette party, or romantic getaway to other countries. As an example, in England it is less expensive to pay to take an entire wedding party from London, fly everyone to Greece, and pay for their hotels, meals, beverages, ground transportation, and entertainment than it is to hold the wedding in England.

The news media are now regularly reporting on the growing trend in destination travel. CBS news (also cbsnews.com) aired a segment on June 30, 2006 describing the destination travel trend for bachelor and bachelorette parties from England and Western Europe to take entire groups to hold these parties in Eastern Europe, where low costs make it less expensive to travel to a party destination than to hold the same style of party at home. At "dateculture.com", they describe the growing trend of "stag weekends" for bachelor and bachelorette parties that involve entire parties traveling from the United Kingdom to Eastern Europe, and even to the United States and Canada for their "stag" parties. The International Herald Tribune published articles on July 31, 2007 and August 6, 2007 regarding the growing trend for Japanese to take their entire wedding parties to the United States and Western Europe as destination travel sites for their weddings. "PressMediaWire.Com" has numerous articles about the increase in destination weddings and related destination wedding party attire. Other articles about the growing trend for Mexican destination weddings describe the unique experience of Mexico's small boutique hotels and the Hispanic interest in destination wedding packages may be found at "centredaily.com", "lovetripper.com", "theopenpress.com". One can also find on the Internet, numerous destination wedding sites, such as the "bahamabeachclub.com" describing typical all-inclusive wedding packages in the Caribbean.

We plan to use our management's background, knowledge, and contacts to market in the United States, Canada, and large cities in Mexico, similar types of destination travel bachelor and bachelorette parties at larger hotels, and niche wedding packages and specialized romantic getaways to boutique hotel destinations in Mexico. We intend to market these specialized travel trips to travel companies and wedding planners in Mexico and the United States.

We plan to use our management's extensive past working relationships and current knowledge of numerous large hotels in Mexico's scenic inland and coastal tourist locations for bachelor and bachelorette parties. For those destination travelers seeking unique quieter, romantic stays, we will offer boutique hotel destinations for weddings, and specialized romantic weekend getaways. These boutique hotels include prime destinations such as the Flor de Maria in Ensenada, Casa Natalia in San Jose del Cabo, the Maroma in Cancun, Blue Sky Hotel in Tankah, and the Posada de las Flores in Loreto. All of these smaller hotels, and many more, are actively seeking to provide services to the niche market of romantic destination travelers.

MARKETING

We plan to use primarily interactive marketing media with a mix of traditional methods to be rolled out at various stages of our development and as marketing funds are made available. Marketing resources will be designed to attract customers to our site, convert potential buyers to a sale, and develop a return customer. In our first stage of development, marketing is planned to primarily be direct contact with travel companies and wedding planners known to our founder and by email campaigns to travel agencies and individual existing destination travels personally known by our founder.

AGREEMENTS/SUPPLIERS

As of the date of this filing, we have no agreements with any travel suppliers, consolidators, or travel-related software providers.

COMPETITION

We do not intend to directly compete in the general travel industry market. We intend to stay in the niche market of destination travel, a rapidly growing travel area in which our founder has numerous years of experience. He also has direct contacts with many large and boutique Mexican hotels and Mexican service providers, as well as contacts with wedding planners, travel companies, and numerous individual destination travelers who have all used our founder's services in the past.

Although the United States and Canada have many small and large travel companies as well as the Internet-dominating big players such as Expedia, Priceline, Orbitz, and Travelocity, we intend to seek niche opportunities in the market for individualized upscale personalized destination travel services making us a one-stop-shop destination travel company for Mexico. We believe we will be able to compete with our personalized service, and our founders experience and network of contacts in this market segment. We also plan to utilize Internet web technology for marketing and links to our founder's existing travel contacts. We intend to make our travel website easy to find, easy to use, and supported by knowledgeable destination travel professionals in Mexico.

EMPLOYEES

Mr. Getino is currently our only employee, and we will depend on his ability to execute our plan through our initial development stage. Specifically, no salaried employees will be engaged during this period. Moreover, no salary is planned to be paid to the founding principal or any other employees or contract agents until Stage III of our business plan. We plan to begin paying our director $300 per month near the end of our first four month period of Stage III, and add two contract agents at the end of the second four month period of State III of our business plan.

In our Stage III development phase, for customer service and marketing calls, we plan to contract with two travel agents who will be compensated initially on a monthly fee of $500 each, and once revenues commence, with an additional contract fee basis from bookings generated exclusively by the agent on an equal commission split. Revenues are expected to be minimal during the first twelve months of our business plan.

REPORTS TO SECURITIES HOLDERS

We will file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statement or other information that we file with the Commission at the Commission's public reference rooms in Washington, D.C. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov. We do not intend to distribute annual reports or audited financial statements to our shareholders. This information may be found in our filings with the Securities and Exchange Commission.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada on April 3, 2007. We have no significant assets, limited financial resources and no revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF RAUL GETINO, OUR SOLE OFFICER AND DIRECTOR. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Raul Getino, our sole officer and director. We currently do not have an employment agreement with Mr. Getino. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

OUR REVENUES AND EARNINGS ARE ESPECIALLY SENSITIVE TO GLOBAL EVENTS THAT ARE OUT OF OUR CONTROL.

Our results of operations are dependent upon factors generally affecting the travel industry. Our revenues and earnings are especially sensitive to events that affect domestic and international air travel,, tours, and vacations. A number of factors could result in an overall decline in demand for travel, including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, labor disturbances, excessive inflation, a general weakening in economic activity and reduced employment. These types of events could have a material adverse effect on our business, financial condition and results of operations.

THE DOMESTIC AND INTERNATIONAL LEISURE TRAVEL INDUSTRY IS SEASONAL AND SUBJECT TO QUARTERLY FLUCTUATIONS CAUSED PRIMARILY BY THE SEASONAL VARIATIONS IN THE TRAVEL INDUSTRY WHICH COULD HAVE A NEGATIVE EFFECT ON OUR QUARTERLY RESULTS OF OPERATIONS.

The domestic and international leisure travel industry is seasonal. Our results may be subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry. It is anticipated that net revenues and net income will generally be higher in the first and second quarters. Our quarterly results of operations may also be subject to fluctuations as a result of changes in the mix of services we offer as a result of internal growth rates, fare wars by travel providers, changes in relationships with certain travel providers, the timing of the payment of commissions by travel providers, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the common stock, which in turn could limit our ability to expand.

THE TRAVEL SERVICE INDUSTRY IS EXTREMELY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY.

The travel service industry is extremely competitive and has low barriers to entry. We will compete with other distributors of travel services, travel providers, travel agents, tour operators and central reservation service providers, some of which have greater experience and/or financial resources than we do. Other distributors may have relationships with certain travel providers providing better availability or more competitive pricing than that offered by us. Furthermore, some travel agents have a strong presence in their geographic area which may make it difficult for us to attract customers in those areas.

RAUL GETINO'S CONTROL MAY PREVENT YOU FROM CAUSING A CHANGE IN THE COURSE OF OUR OPERATIONS AND MAY AFFECT THE PRICE OF OUR COMMON STOCK.

Raul Getino beneficially owns approximately 40% of our common stock. Due to his controlling ownership, he will be able to elect our entire board of directors, control all matters that require a stockholder vote and exercise a significant amount of influence over our management and operations. This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

THERE IS NO ASSURANCE OF AN ACTIVE TRADING MARKET FOR OUR COMMON STOCK, THEREFORE, INVESTORS MAY BE UNABLE TO LIQUIDATE ANY INVESTMENT THEY MAKE IN OUR STOCK.

There is no established public trading market for our common stock. Our shares are listed on the OTC Electronic Bulletin Board, however no active trading market exists and there is no assurance that one will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY. Our shares are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares they purchase, if at all.

ITEM 2 - DESCRIPTION OF PROPERTY

Our property consists of office space located at 4203 Genesee, Suite 103 #510, San Diego, CA 92117. We use such space for no charge from our president. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 11, 2008 we received our listing for quotation on the Over-the-Counter Bulletin Board under the symbol "DSAY". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 3,750,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 3,750,000 shares are held by our officer and director. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

HOLDERS

As of December 31, 2007, we have 9,250,000 Shares of $0.001 par value common stock issued and outstanding held by 39 shareholders of record.

Island Stock Transfer is our transfer agent.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $11,142 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the year ended December 31, 2007.

                     Balance Sheet Data:           12/31/07
                     -------------------           --------

                     Cash                          $27,948
                     Total assets                  $27,948
                     Total liabilities             $ 2,090
                     Shareholders' equity          $25,858

There was $39,090 cash provided by financing activities for the year ended December 31, 2007, this consisted of $15,000 from the sale of shares to our director, $22,000 resulting from the sale of our common stock to 38 independent investors and $2,090 in a loan from our director.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2007 we had $27,948 in cash. Our general and administrative expenses are expected to average less than $1,500 per month for the next 12 months.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $18,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees, we plan to add two contract staff personnel. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any expenditures may vary significantly depending upon our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our travel products and services to cover our operating expenses.

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

OVERVIEW

Our core business will be establishing a Mexican specialized travel service company focusing on the fastest growing segment of the travel industry: wedding and party destination travel. This type of destination travel is defined as taking the common wedding or party and transporting the entire event and its hosts and guests to a foreign location. Our specialty will include two types of destination travelers: small and large travel parties seeking stimulating and entertaining bachelor and bachelorette locations at larger hotels, and travelers seeking quiet romantic weddings and holiday getaway short trips at small boutique hotels. We plan to utilize the extensive operational background in the travel business of Raul Getino, our founding principal and sole officer and director, with over eighteen years experience in travel companies, in order to complete this stage and expand our business plan. Our director has designed and implemented marketing campaigns for other travel companies utilizing his extensive knowledge in providing upscale weddings, and specialized romantic getaways to boutique hotel destinations in Mexico. He has successfully marketed these specialized wedding and romantic tour packages to travel companies and wedding planners in Mexico and the United States prior to our incorporation.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

STAGE I - CORPORATE FORMATION

We have completed our initial stage, Stage I. During this time, we established our corporate existence, completed the required steps to become a publicly held corporation, raised founder capital, raised investor capital, and outlined our business plan stages. We had no revenues in Stage I of our operations.

Office space, equipment, and administrative services were provided by our sole founding principal. No salaried employees were engaged during this period. Our founding principal was the Company's only officer, and he provided the resources to execute our plans in this phase of operation. No salary was paid to the founding principal or any other employees and will not be paid until Stage III of our planned development stages and cash flow from operations allow it.

STAGE II - FUNDING AND COMPLETION OF BUSINESS PLAN

We are currently in Stage II. During this stage we have worked to complete our registration filings and recently secured funding from our public offering. We continue to develop our business plan through this funding stage.

STAGE III - RENT SPACE, HIRE EMPLOYEES, BEGIN MARKETING

Following the completion of Stage I and Stage II, we plan to implement our twelve month business plan in Stage III by utilizing our capital to fund the following:

MONTHS 1 THROUGH 4

Pay a rent deposit for an office - $400, pay first director's fee -$300, purchase furniture, equipment, and computer system - $4,500. Total $5,200.

MONTHS 5 THROUGH 8

Pay office rent - $1,200, pay director's fee - $1,200, begin Internet website -$500, begin marketing - $500. Total $3,400

MONTHS 9 THROUGH 12

Pay office rent - $1,200, pay director's fee - $1,200, pay contract travel agents - $4,000, Internet website development and expense -$2,000, marketing expense - $1,000. Total $9,400.

TWELVE MONTH TOTAL - $18,000

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

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

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended December 31, 2007 immediately follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Descanso Agency, Inc. (A Development Stage Company)
San Diego, California

We have audited the accompanying balance sheet of Descanso Agency Inc (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows from inception on April 3, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Descanso Agency Inc (A
Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows from inception on April 3, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $11,142 since inception and has had no sales which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
February 8, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                             Stated in U.S. Dollars
                                    Audited

                                                                    Audited
                                                               December 31, 2007
                                                               -----------------
ASSETS

CURRENT ASSETS
  Cash                                                             $ 27,948
                                                                   --------
Total Current Assets                                                 27,948
                                                                   --------

      TOTAL ASSETS                                                 $ 27,948
                                                                   ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Loan Payable (From Director)                                     $  2,090
                                                                   --------

      TOTAL LIABILITIES                                            $  2,090
                                                                   ========

STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock
    Authorized at $0.001/par value
    9,250,000 shares issued and
    outstanding @ Dec 31, 2007                                     $  9,250
  Additional Paid-in Capital                                         27,750
  Deficit accumulated                                               (11,142)
                                                                   --------
TOTAL STOCKHOLDERS' EQUITY                                           25,858
                                                                   --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 27,948
                                                                   ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statement of Operations
                             Stated in U.S. Dollars
                                    Audited

                                                  Inception
                                               (April 3, 2007)
                                                   Through
                                              December 31, 2007
                                              -----------------

REVENUES
  Revenues                                       $       --
                                                 ----------
TOTAL REVENUES                                           --

OPERATING EXPENSE
  Administrative Expense                             11,142
                                                 ----------

NET (LOSS)                                       $  (11,142)
                                                 ==========

Basic earnings per share                         $    (0.00)

Weighted average number of
 common shares outstanding                        6,275,000



   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                        Changes in Stockholders' Equity
                         (April 3, 2007 - June 30, 2007)
                             Stated in U.S. Dollars
                                    Audited

                                                         Common     Additional    Deficit Accum
                                           Common        Stock        Paid-in        During
                                           Stock         Amount       Capital       Dev Stage        Total
                                           -----         ------       -------       ---------        -----
Stock issued for cash June 29, 2007       4,750,000     $  4,750     $ 14,250                      $ 19,000

Stock issued for cash Nov. 2, 2007        4,500,000        4,500       13,500                        18,000

Net (loss) December 31, 2007                                                        $ (11,142)
                                        -----------     --------     --------       ---------      --------

BALANCE DECEMBER 31, 2007                 9,250,000     $  9,250     $ 27,750       $ (11,142)     $ 25,858
                                        ===========     ========     ========       =========      ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                             Statement of Cash Flow
                             Stated in U.S. Dollars
                                    Audited

                                                                                          Inception
                                                                                       (April 3, 2007)
                                                                                           Through
                                                             December 31, 2007         December 31, 2007
                                                             -----------------         -----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (2,668)                  $(11,142)
  Loan Payable                                                      2,090                      2,090
                                                                 --------                   --------
      Total cash provided by (used in) operating activities          (578)                    (9,052)
                                                                 ========                   ========

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                  --                         --
                                                                 --------                   --------
      Total cash provided by (used in) investing activities            --                         --
                                                                 ========                   ========

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                         18,000                     37,000
                                                                 --------                   --------
      Total cash provided by (used in) financing activities        18,000                     37,000
                                                                 ========                   ========

Net increase (decrease) in cash                                    34,844                     55,896

Cash at beginning of period                                            --                         --
                                                                 --------                   --------

Cash at end of period                                            $ 27,948                   $ 27,948
                                                                 ========                   ========


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2007


NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Descanso Agency, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 3, 2007. The Company is "a development stage company" that intends to open travel agencies specializing in Mexican tourism. Its activities to date have been limited to capital formation, organization and development of its business plan and limited operations.

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2007


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2007


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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 ("FIN No 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes: The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We do not expect FIN No. 48 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2007


effective for us beginning May 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statement.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way minority interest is recorded and modified as a parent's interest in a subsidiary changes. Currently, this will have no effect on our financial statements.

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

On June 28, 2007 the Company issued 3,750,000 shares of common stock to the Company's sole officer and director, for cash in the amount of $0.004 per share for a total of $15,000.

On June 29, 2007 the Company sold 1,000,000 shares of its common stock at $0.004 per share to 2 independent investors for proceeds of $4,000.

On October 22, 2007 the Company's offering pursuant to the SB-2 Registration Statement filed by the company on September 4, 2007, and declared effective on September 17, 2007, was completed selling 4,500,000 shares to 36 un-affiliated investors for total proceeds to the company of $18,000.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2007


NOTE 4 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

The director was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering. He will also not receive any interest on any funds that he may advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the company is seeking additional capital, the president has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due to the president on December 31, 2007 was $2,090.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $11,142 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has raised funds through an equity offering pursuant to the Company's SB-2 registration statement with the U.S. Securities and Exchange Commission. There is no guarantee that the capital raised will be sufficient or that any future offerings, if necessary, would be successful.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our sole executive officer and director and his age as of the date of this annual report is as follows:

    Name          Age                             Position
    ----          ---                             --------

Raul Getino        45        President, Chief Executive Officer, Chief Financial
                             Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officer and director.

RAUL GETINO. Raul Getino, our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors.

BUSINESS BACKGROUND

Paradise Weddings and Hotels, Baja California 1989-2007
Travel & Special Event Coordinator
Responsible for wedding and special travel event promotions for resorts in Baja California. In charge of managing senior staff personnel and all marketing and advertising.

Costa Azul Travel 1988-1989
Travel Agent
Responsible for marketing and promotions to United State travel agencies.

EDUCATION

Middle Education (Preparatoria): Colegio De Barchilleres, Tijuana, Mexico, Graduated 1988.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CODE OF ETHICS

We do not currently have a code of ethics. Because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt a code of ethics as our business operations expand and we have additional directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

We plan to begin paying our officer a monthly salary of $300 for his services during Stage III of our plan of operations. He is reimbursed for any out-of-pocket expenses he incurs on our behalf. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employee.

Our officer and director is not party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Raul Getino,    2007     0         0           0            0          0            0             0         0
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Raul           0              0              0           0           0           0            0           0            0
Getino

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Raul Getino          0         0           0            0                0               0            0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2007 and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                           Name and Address                  Amount and Nature         Percent
Title of Class           of Beneficial Owner                of Beneficial Owner       of Class (1)
--------------           -------------------                -------------------       ------------
Common Stock         Raul Getino                                 3,750,000                40%
                     4203 Genesee Ave, Suite 103 #510
                     San Diego, CA  92117
                                                                 3,750,000                40%
Common Stock         All executive officers
                      and directors as a group

----------
(1) The percent of class is based on 9,250,000 shares of our common stock issued and outstanding as of December 31, 2007.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Getino, the officer of the corporation at no charge until we occupy the property for our first travel agency.

Mr. Getino purchased 3,750,000 shares of the company's common stock for cash in the amount of $15,000. The stock was valued at $0.004 per share.

As of December 31, 2007 our director had loaned the company $2,090 for organizational costs. The loan is non-interest bearing and has no specific terms of repayment.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                     Description
     ------                     -----------

        3(i)           Articles of Incorporation*
        3(ii)          Bylaws*
       31.1            Sec. 302 Certification of CEO
       31.2            Sec. 302 Certification of CFO
       32.1            Sec. 906 Certification of CEO and CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on September 4, 2007 under File Number 333-145876.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $4,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and authorized this annual report to be signed on its behalf by the undersigned, in the City of San Diego, State of California on March 15, 2008.


By: /s/ Raul Getino
   ---------------------------------------------------------------
   RAUL GETINO
   President, Sole Director and Chairman of the Board of Directors


By: /s/ Raul Getino
   ---------------------------------------------------------------
   RAUL GETINO
   Chief Executive Officer, Chief Financial Officer and Principal
   Accounting Officer