Form 10-Q
period 2008-03-31
Descanso Agency, Inc.
filed 2008-04-28
CIK 1410187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

                        Commission File Number 333-145876


                              DESCANSO AGENCY, INC.
                 (Name of small business issuer in its charter)

        Nevada                                                  20-8766002
(State of Incorporation)                                (IRS Employer ID Number)

                       4203 Genesee Avenue, Suite 103 #510
                               San Diego, CA 92117
                                  775-352-4084
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the registrant had 9,250,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2008 immediately follow.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheet


                                                 Unaudited           Audited
                                                  March 31,         December 31,
                                                    2008               2007
                                                  --------           --------
ASSETS

CURRENT ASSETS
  Cash                                            $ 11,826           $ 27,948
                                                  --------           --------
Total Current Assets                              $ 11,826           $ 27,948
                                                  --------           --------

TOTAL ASSETS                                      $ 11,826           $ 27,948
                                                  ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Loan Payable (From Director)                    $  2,090           $  2,090
                                                  --------           --------

TOTAL LIABILITIES                                 $  2,090           $  2,090
                                                  ========           ========

STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock
   authorized at $0.001/par value
  9,250,000 shares issued and
   outstanding @ March 31, 2008                   $  9,250           $  9,250
  Additional Paid-in Capital                      $ 27,750           $ 27,750
  Deficit accumulated                             $(27,264)          $(11,142)
                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY                        $  9,736           $ 25,858
                                                  --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 11,826           $ 27,948
                                                  ========           ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                                   Inception
                                 Three Mos        Three Mos      (April 3, 2007)
                                  Ending           Ending           Through
                                 March 31,        March 31,         March 31,
                                   2008             2007              2008
                                ----------       ----------        ----------
REVENUES
  Revenues                      $       --       $       --        $       --
                                ----------       ----------        ----------
TOTAL REVENUES                  $       --       $       --        $       --

OPERATING EXPENSE
  Administrative Expense        $   16,122       $       --        $   27,264
                                ----------       ----------        ----------

NET (LOSS)                      $  (16,122)      $       --        $  (27,264)
                                ==========       ==========        ==========

Basic earnings per share

Weighted average number of
 common shares outstanding       6,275,000               --         6,275,000



   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity

                                                        Common      Additional    Deficit Accum
                                         Common         Stock         Paid-in        During
                                         Stock          Amount        Capital       Dev Stage         Total
                                         -----          ------        -------       ---------         -----
Stock issued for cash June 29/07       4,750,000       $ 4,750       $ 14,250                       $   19,000

Stock issued for cash Nov. 2/07        4,500,000         4,500         13,500                           18,000
Net (loss) for the year                                                            $  (11,142)         (11,142)
                                      ----------       -------       --------      ----------       ----------
Balance Dec 31, 2007                   9,250,000       $ 9,250       $ 27,750      $  (11,142)      $   25,858
                                      ----------       -------       --------      ----------       ----------
Net (loss) March 31, 2008                                                             (16,122)         (16,122)
                                      ----------       -------       --------      ----------       ----------

BALANCE MARCH 31, 2008                 9,250,000       $ 9,250       $ 27,750      $  (27,264)      $    9,736
                                      ==========       =======       ========      ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                                         Inception
                                                                Three Mos            Three Mos         (Apr 3, 2007)
                                                                  Ending               Ending             Through
                                                                 March 31,            March 31,           March 31,
                                                                   2008                 2007                2008
                                                                ----------           ----------          ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                             $  (16,122)          $       --          $  (27,264)
  Loan Payable                                                       2,090
                                                                ----------           ----------          ----------
      Total cash provided by (used in) operating activities        (16,122)                  --             (25,174)
                                                                ==========           ==========          ==========

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                   --                   --                  --
                                                                ----------           ----------          ----------
      Total cash provided by (used in) investing activities             --                   --                  --
                                                                ==========           ==========          ==========

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                              --                   --              37,000
                                                                ----------           ----------          ----------
      Total cash provided by (used in financing activities)             --                   --              37,000
                                                                ==========           ==========          ==========

Net increase (decrease) in cash                                    (16,122)                  --              11,826

Cash at beginning of period                                         27,948                   --                  --
                                                                ----------           ----------          ----------

Cash at end of period                                           $   11,826           $       --          $   11,826
                                                                ==========           ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS AT MARCH 31, 2008


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.
 Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS AT MARCH 31, 2008


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

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS AT MARCH 31, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS AT MARCH 31, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              DESCANSO AGENCY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS AT MARCH 31, 2008


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

While the company is seeking additional capital, the president has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due to the president on March 31, 2008 was $2,090.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of
$27,264 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has raised funds through an equity offering pursuant to the Company's SB-2 registration statement with the U.S. Securities and Exchange Commission. There is no guarantee that the capital raised will be sufficient or that any future offerings, if necessary, would be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here.

BUSINESS

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

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

STAGE I AND II - CORPORATE FORMATION, BUSINESS PLAN AND FUNDING

We have completed our first two structural and business Stages I and II. We established our corporate existence, completed the required steps to become a publicly held corporation, raised founder capital, raised investor capital, and completed our business plan. Office space, equipment, and administrative services were provided by our sole founding principal. No salaried employees were engaged during this period. Our founding principal was the Company's only officer, and he provided the resources to execute our plans in this phase of operation. No salary was paid to the founding principal or any other employees and will not be paid until Stage III of our planned development stages and cash flow from operations allow it. We have completed our registration filings and secured funding from our public offering.

STAGE III - RENT SPACE, HIRE EMPLOYEES, BEGIN MARKETING

During the next twelve months, we plan to implement our business plan in Stage III by utilizing our capital to fund the following:

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $11,826. Our general and administrative expenses are expected to average less than $1,500 per month for the next 12 months.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $18,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees; we plan to add two contract staff personnel. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any expenditure may vary significantly depending upon our progress with the execution of our business plan.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $27,264 in expenses through March 31, 2008.

The following table provides selected financial data about our company for the year ended March 31, 2008.

                     Balance Sheet Data:           3/31/08
                     -------------------           -------

                     Cash                          $11,826
                     Total assets                  $11,826
                     Total liabilities             $ 2,090
                     Shareholders' equity          $ 9,736

There was $39,090 cash provided by financing activities from inception through March 31, 2008, this consisted of $15,000 from the sale of shares to our director, $22,000 resulting from the sale of our common stock to 38 independent investors and $2,090 in a loan from our director.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-145876, at the SEC website at www.sec.gov:

     Exhibit No.                    Description
     -----------                    -----------

        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Rule 13a-14(a)/15d-14(a) Certification
       31.2         Rule 13a-14(a)/15d-14(a) Certification
       32.1         Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2008              Descanso Agency, Inc.


                                /s/ Raul Getino
                                ------------------------------------------------
                            By: Raul Getino
                                (Chief Executive Officer, Chief Financial
                                Officer, Principal Accounting Officer,
                                President, Secretary, Treasurer & Sole Director)