Form 10-Q
period 2008-06-30
Descanso Agency, Inc.
filed 2008-07-23
CIK 1410187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2008

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

As of June 30, 2008, the registrant had 9,250,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2008 immediately follow.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                                   Unaudited          Audited
                                                    June 30,        December 31,
                                                      2008             2007
                                                    --------         --------
ASSETS

CURRENT ASSETS
  Cash                                              $  6,603         $ 27,948
                                                    --------         --------
Total Current Assets                                   6,603           27,948
                                                    --------         --------

      TOTAL ASSETS                                  $  6,603         $ 27,948
                                                    ========         ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                  $    900         $     --
  Loan Payable (From Director)                         2,090            2,090
                                                    --------         --------

      TOTAL LIABILITIES                             $  2,990         $  2,090
                                                    ========         ========

STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock
   Authorized at 0.001/par value
  9,250,000 shares issued
   and outstanding @ June 30, 2008                  $  9,250         $  9,250
  Additional Paid-in Capital                          27,750           27,750
  Deficit accumulated                                (33,387)         (11,142)
                                                    --------         --------
TOTAL STOCKHOLDERS' EQUITY                             3,613           25,858
                                                    --------         --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  6,603         $ 27,948
                                                    ========         ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                                     Inception
                                     Three Mos       Three Mos        Six Mos         Six Mos      (April 3, 2007)
                                      Ending          Ending          Ending          Ending          Through
                                     June 30,        June 30,        June 30,        June 30,         June 30,
                                       2008            2007            2008            2007             2008
                                    ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                          $       --      $       --      $       --      $       --       $       --
                                    ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                              --              --              --              --               --

OPERATING EXPENSE
  Administrative Expense                 6,123           2,345          22,245           2,345           33,387
                                    ----------      ----------      ----------      ----------       ----------

NET (LOSS)                          $   (6,123)     $   (2,345)     $  (22,245)     $   (2,345)      $  (33,387)
                                    ==========      ==========      ==========      ==========       ==========

Basic earnings per share            $       --      $       --      $       --      $       --       $       --

Weighted average number of
 common shares outstanding           6,275,000       6,275,000       6,275,000       6,275,000        6,275,000


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                        Common      Additional    Deficit Accum
                                         Common         Stock         Paid-in        During
                                         Stock          Amount        Capital       Dev Stage         Total
                                         -----          ------        -------       ---------         -----
Stock issued for cash June 29/07       4,750,000       $ 4,750       $ 14,250       $      --        $ 19,000

Stock issued for cash Nov. 2/07        4,500,000         4,500         13,500                          18,000

Net (loss) for the year 2007                                                          (11,142)        (11,142)
                                      ----------       -------       --------       ---------        --------
Balance Dec 31, 2007                   9,250,000         9,250         27,750         (11,142)         25,858
                                      ----------       -------       --------       ---------        --------
Net (loss) six mos ending
 June 30, 2008                                                                        (22,245)        (22,245)
                                      ----------       -------       --------       ---------        --------

BALANCE JUNE 30, 2008                  9,250,000       $ 9,250       $ 27,750       $ (33,387)       $  3,613
                                      ==========       =======       ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   Inception
                                         Three Mos      Three Mos       Six Mos        Six Mos   (April 3, 2007)
                                          Ending         Ending         Ending         Ending       Through
                                         June 30,       June 30,       June 30,       June 30,      June 30,
                                           2008           2007           2008           2007          2008
                                         --------       --------       --------       --------      --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                      $ (6,123)      $ (2,345)      $(22,245)      $ (2,345)     $(33,387)
  Loan Payable                                900          2,090            900          2,090         2,990
                                         --------       --------       --------       --------      --------
      Total cash provided by (used in)
       operating activities                (5,223)          (255)       (21,345)          (255)      (30,397)
                                         ========       ========       ========       ========      ========
CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in)
   investing activities                        --             --             --             --            --
                                         --------       --------       --------       --------      --------
     Total cash provided by (used in)
      investing activities                     --             --             --             --            --
                                         ========       ========       ========       ========      ========
CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                     --         19,000             --         19,000        37,000
                                         --------       --------       --------       --------      --------

      Total cash provided by (used in)
       financing activities                    --         19,000             --         19,000        37,000
                                         ========       ========       ========       ========      ========

Net increase (decrease) in cash            (5,223)        18,745        (21,345)        18,745         6,603

Cash at beginning of period                11,826             --         27,948             --            --
                                         --------       --------       --------       --------      --------

Cash at end of period                    $  6,603       $ 18,745       $  6,603       $ 18,745      $  6,603
                                         ========       ========       ========       ========      ========


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


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

While the company is seeking additional capital, the president has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due to the president on June 30, 2008 was $2,090.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $33,387 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $6,603. Our general and administrative expenses are expected to average less than $1,500 per month for the next 12 months.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $33,487 in net losses through June 30, 2008.

The following table provides selected financial data about our company for the period ended June 30, 2008.

                      Balance Sheet Data:           6/30/08
                      -------------------           -------

                      Cash                          $6,603
                      Total assets                  $6,603
                      Total liabilities             $2,090
                      Shareholders' equity          $3,613

There was $39,090 cash provided by financing activities from inception through June 30, 2008, this consisted of $15,000 from the sale of shares to our director, $22,000 resulting from the sale of our common stock to 38 independent investors and $2,090 in a loan from our director.

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

July 22, 2008            Descanso Agency, Inc.


                             /s/ Raul Getino
                             ---------------------------------------------------
                         By: Raul Getino
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)