Form 10-Q
period 2008-09-30
Descanso Agency, Inc.
filed 2008-10-30
CIK 1410187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2008

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

As of October 27, 2008, the registrant had 9,250,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2008 immediately follow.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                    Unaudited           Audited
                                                                  September 30,       December 31,
                                                                      2008               2007
                                                                    --------           --------
ASSETS

CURRENT ASSETS
   Cash                                                             $  3,353           $ 27,948
                                                                    --------           --------
Total Current Assets                                                   3,353             27,948
                                                                    --------           --------

      TOTAL ASSETS                                                  $  3,353           $ 27,948
                                                                    ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                  $  1,800           $     --
  Loan Payable (From Director)                                         2,590              2,090
                                                                    --------           --------

      TOTAL LIABILITIES                                             $  4,390           $  2,090
                                                                    ========           ========
STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock authorized at
   $0.001/par value
   9,250,000 shares issued and outstanding @ June 30, 2008          $  9,250           $  9,250
  Additional Paid-in Capital                                          27,750             27,750
  Deficit accumulated                                                (38,037)           (11,142)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            (1,037)            25,858
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  3,353           $ 27,948
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                                   Inception
                                Three Mos        Three Mos        Nine Mos         Nine Mos      (April 3, 2007)
                                 Ending           Ending           Ending           Ending          Through
                              September 30,    September 30,    September 30,    September 30,    September 30,
                                  2008             2007             2008             2007             2008
                               ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                     $       --       $       --       $       --       $       --       $       --
                               ----------       ----------       ----------       ----------       ----------

TOTAL REVENUES                         --               --               --               --               --

OPERATING EXPENSE
  Administrative Expense            4,650            6,129           26,895            8,474           38,037
                               ----------       ----------       ----------       ----------       ----------

NET (LOSS)                     $   (4,650)      $   (6,129)      $  (26,895)      $   (8,474)      $  (38,037)
                               ==========       ==========       ==========       ==========       ==========

Basic earnings per share       $       --       $       --       $       --       $       --       $       --

Weighted average number of
 common shares outstanding      6,275,000        6,275,000        6,275,000        6,275,000        6,275,000


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                        Common      Additional    Deficit Accum
                                         Common         Stock         Paid-in        During
                                         Stock          Amount        Capital       Dev Stage       Total
                                         -----          ------        -------       ---------       -----
Stock issued for cash June 29, 2007    4,750,000       $ 4,750       $ 14,250       $      --      $ 19,000

Stock issued for cash Nov 2, 2007      4,500,000         4,500         13,500                        18,000

Net (loss) for the year 2007                                                          (11,142)      (11,142)
                                      ----------       -------       --------       ---------      --------
Balance Dec 31, 2007                   9,250,000         9,250         27,750         (11,142)       25,858
                                      ----------       -------       --------       ---------      --------
Net (loss) nine mos ending
 Sept. 30, 2008                                                                       (26,895)      (26,895)
                                      ----------       -------       --------       ---------      --------

BALANCE SEPT. 30, 2008                 9,250,000       $ 9,250       $ 27,750       $ (38,037)     $ (1,037)
                                      ==========       =======       ========       =========      ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                          Inception
                                                                     Nine Mos           Nine Mos        (April 3, 2007)
                                                                      Ending             Ending            Through
                                                                   September 30,      September 30,      September 30,
                                                                       2008               2007               2008
                                                                     --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(26,895)          $ (8,474)          $(38,037)
  Loan Payable                                                          2,300              2,090              4,390
                                                                     --------           --------           --------

      Total cash provided by (used in) operating activities           (24,595)            (6,384)           (33,647)
                                                                     ========           ========           ========
CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                      --                 --                 --
                                                                     --------           --------           --------

      Total cash provided by (used in) investing activities                --                 --                 --
                                                                     ========           ========           ========
CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                                 --             19,000             37,000
                                                                     --------           --------           --------

      Total cash provided by (used in financing activities)                --             19,000             37,000
                                                                     ========           ========           ========

Net increase (decrease) in cash                                       (24,595)            12,616              3,353

Cash at beginning of period                                            27,948                 --                 --
                                                                     --------           --------           --------
Cash at end of period                                                $  3,353           $ 12,616           $  3,353
                                                                     ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period the Company did not maintain cash deposits at financial institution in excess of the $250,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008


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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in Statement 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting FAS 161.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51 ("SFAS 160"). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. There will be no impact upon adoption to our current consolidated results of operations and financial condition.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS 141R"). SFAS 141R replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R prospectively to business combinations completed on or after that date. There will be no impact upon adoption to our current consolidated results of operations and financial condition.

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

While the company is seeking additional capital, the president has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due to the president on September 30, 2008 was $2,590.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $38,037 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

BUSINESS

Since inception, our core business has been the intention of establishing a Mexican specialized travel service company focusing on the fastest growing segment of the travel industry: wedding and party destination travel. This type of destination travel is defined as taking the common wedding or party and transporting the entire event and its hosts and guests to a foreign location. Our specialty will include two types of destination travelers: small and large travel parties seeking stimulating and entertaining bachelor and bachelorette locations at larger hotels, and travelers seeking quiet romantic weddings and holiday getaway short trips at small boutique hotels. We plan to utilize the extensive operational background in the travel business of Raul Getino, our founding principal and sole officer and director, with over eighteen years experience in travel companies, in order to complete this stage and expand our business plan. Our director has designed and implemented marketing campaigns for other travel companies utilizing his extensive knowledge in providing upscale weddings, and specialized romantic getaways to boutique hotel destinations in Mexico. He has successfully marketed these specialized wedding and romantic tour packages to travel companies and wedding planners in Mexico and the United States prior to our incorporation.

We need to be able to generate sufficient cash inflows to implement our business plan. In 2008, world-wide negative financial events and a dramatic reduction in investor and lender funding have affected our abilities to secure new sources of cash flows. We have relied upon our director to loan funds necessary to advance our business plan. We are now seeking outside sources of funding to replace the funding provided by our director. While we seek additional funding, we will attempt to implement our business plan at a reduced rate until new financial resources are available. We will focus on raising additional monies through sales of our equity securities or through loans from banks or third parties for our cash flow needs.

During the next twelve months, we plan to continue at a slow pace to develop our business and the implementation of our plan of operations. We will delay renting any new facilities and purchasing any new physical assets. We will pay our director's fees as our cash flow dictates. We intend to delay for six months starting our Internet website and beginning marketing our services. We will also delay hiring any employees or contracting with independent travel agents until we start our Internet website and begin our marketing. We expect to operate at a loss during the next twelve months.

After securing new funding, we plan to utilize the services of our founder and two contract agents to make sales and handle customer service. Agent compensation will be based on a contract basis from any bookings created exclusively by the agent on an equal commission split. We will provide our home-based agents with an 800 phone line and internet service to access our website for sales to the agent's customers and be available to all customers for customer service. Customer service is expected to be minimal during this stage due to the automated nature of the website and the anticipated low level of site usage.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $3,353. Our general and administrative expenses are expected to average less than $800 per month for the next 12 months.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $9,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees; we plan to add two contract staff personnel. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any expenditure may vary significantly depending upon our progress with the execution of our business plan.

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

RESULTS OF OPERATIONS

The Company's financial resources have been substantially reduced. We have determined we need to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional funds to satisfy our financial requirements. It is possible we cannot continue with our business operations as detailed in our original business plan because of a lack of financial resources. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

We have generated no revenues since inception and have incurred $38,037 in net losses through September 30, 2008.

The following table provides selected financial data about our company for the period ended September 30, 2008.

                     Balance Sheet Data:           9/30/08
                     -------------------           -------

                     Cash                          $ 3,353
                     Total assets                  $ 3,353
                     Total liabilities             $ 4,390
                     Shareholders' equity          $(1,037)

There was $37,000 cash provided by financing activities from inception through September 30, 2008, this consisted of $15,000 from the sale of shares to our director and $22,000 resulting from the sale of our common stock to 38 independent investors.

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

October 27, 2008         Descanso Agency, Inc.


                             /s/ Raul Getino
                             ---------------------------------------------------
                         By: Raul Getino
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)