Form 10-K
period 2008-12-31
Descanso Agency, Inc.
filed 2009-03-04
CIK 1410187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission file number 333-145876


                             Descanso Agency, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                20-8766002
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                       4203 Genesee Avenue, Suite 103 #510
                               San Diego, CA 92117
               (Address of Principal Executive Offices & Zip Code)

                   Telephone: 775-352-4084 Fax: (775) 201-2790
                               (Telephone Number)

                          Copies of communications to:
                              Joseph I. Emas, ESQ.
                             1224 Washington Avenue
                             Miami Beach, FL. 33139
                            Telephone: (305) 531-1174
                               Fax: (305) 531-1274

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 27, 2009, the registrant had 9,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              DESCANSO AGENCY, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       6
Item 2.   Properties                                                         8
Item 3.   Legal Proceedings                                                  9
Item 4.   Submission of Matters to a Vote of Securities Holders              9

                                 Part II

Item 5.   Market for Common Equity and Related Stockholder Matters           9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11
Item 8.   Financial Statements                                              15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          26
Item 9A.  Controls and Procedures                                           26

                                Part III

Item 10.  Directors and Executive Officers                                  28
Item 11.  Executive Compensation                                            29
Item 12.  Security Ownership of Certain Beneficial Owners and Management    30
Item 13.  Certain Relationships and Related Transactions                    31
Item 14.  Principal Accounting Fees and Services                            31

                                 Part IV

Item 15.  Exhibits                                                          32

Signatures                                                                  32

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

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

PRODUCTS AND SERVICES

Our business plan is to serve the niche market of couples seeking romantic holiday destinations. This market is now a very large trend in Western Europe and growing in the United States. With the high cost of weddings and hotels in Western Europe, the Western Europeans now find it less expensive to utilize specialized niche travel companies to arrange for a complete wedding party, bachelor or bachelorette party, or romantic getaway to other countries. As an example, in England it is less expensive to pay to take an entire wedding party from London, fly everyone to Greece, and pay for their hotels, meals, beverages, ground transportation, and entertainment than it is to hold the wedding in England.

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

EMPLOYEES

Mr. Getino is currently our only employee, and we are dependent upon his ability to execute our plan through our initial development stage. In April 2008 we began paying him $300 per month. The amount has been accrued as an account payable due to our limited funds.

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

ITEM 1A. RISK FACTORS

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

OUR REVENUES AND EARNINGS ARE ESPECIALLY SENSITIVE TO GLOBAL EVENTS THAT ARE OUT OF OUR CONTROL.

Our results of operations are dependent upon factors generally affecting the travel industry. Our revenues and earnings are especially sensitive to events that affect domestic and international air travel, tours, and vacations. A number of factors could result in an overall decline in demand for travel, including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, labor disturbances, excessive inflation, a general weakening in economic activity and reduced employment. These types of events could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

HOLDERS

As of December 31, 2008, we have 9,250,000 Shares of $0.001 par value common stock issued and outstanding held by 39 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have generated no revenues since inception and have incurred $41,417 in expenses through December 31, 2008.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

            Balance Sheet Data:           12/31/08          12/31/07
            -------------------           --------          --------

            Cash                          $ 4,073           $27,948
            Total assets                  $ 4,073           $27,948
            Total liabilities             $ 8,490           $ 2,090
            Shareholders' equity          $(4,417)          $25,858

There was $37,000 cash provided by financing activities from inception through the year ended December 31, 2008, this consisted of $15,000 from the sale of shares to our director, $22,000 resulting from the sale of our common stock to 38 independent investors.

CAPITAL RESOURCES AND LIQUIDITY

Our cash balance at December 31, 2008 was $4,073. Our current liabilities are $8,490 which includes $2,900 in accounts payable and $5,590 in a loan payable to our director. Our general and administrative expenses are expected to average less than $800 per month for the next 12 months.

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

ADVERTISING

The company expenses advertising costs when incurred. No advertising costs were incurred during the year ended December 31, 2008.

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

ITEM 8. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Descanso Agency Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Descanso Agency Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and for the period since inception April 3, 2007 through December 31, 2007 and since inception on April 3, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Descanso Agency Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and for the period since inception April 3, 2007 through December 31, 2007 and since inception on April 3, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $41,417, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
February 27, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                    Audited            Audited
                                                                  December 31,       December 31,
                                                                     2008               2007
                                                                   --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                             $  4,073           $ 27,948
                                                                   --------           --------
Total Current Assets                                                  4,073             27,948

      TOTAL ASSETS                                                 $  4,073           $ 27,948
                                                                   ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                 $  2,900           $     --
  Loan Payable (From Director)                                        5,590              2,090
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                             8,490              2,090
                                                                   ========           ========

STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock
   Authorized at $0.001/par value 9,250,000 shares issued
   and outstanding @ June 30, 2008                                    9,250              9,250
  Additional Paid-in Capital                                         27,750             27,750
  Deficit accumulated during development stage                      (41,417)           (11,142)

                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (4,417)            25,858
                                                                   --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,073           $ 27,948
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                               For the Period
                                                               April 3, 2007        April 3, 2007
                                                                (Inception)          (Inception)
                                           Year Ending            Through              Through
                                           December 31,         December 31,         December 31,
                                              2008                 2007                 2008
                                           ----------           ----------           ----------
REVENUES
  Revenues                                 $       --           $       --           $       --
                                           ----------           ----------           ----------
TOTAL REVENUES                                     --                   --                   --

OPERATING EXPENSE
  Administrative Expense                       17,475                3,942               21,417
  Professional Services                        12,800                7,200               20,000
                                           ----------           ----------           ----------

LOSS BEFORE INCOME TAX EXPENSE                (30,275)             (11,142)             (41,417)
                                           ==========           ==========           ==========

Income tax expense                                 --                   --                   --
                                           ----------           ----------           ----------

NET LOSS                                   $  (30,275)          $  (11,142)          $  (41,417)
                                           ==========           ==========           ==========

Basic earnings per share                   $    (0.01)          $    (0.01)
                                           ==========           ==========

Weighted average number of common
 shares outstanding                         9,250,000            6,177,419


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                            Common      Additional    Deficit Accum
                                             Common         Stock         Paid-in        During
                                             Stock          Amount        Capital       Dev Stage       Total
                                             -----          ------        -------       ---------       -----
Stock issued for cash June 29, 2007
 at par value of $0.001 per share          4,750,000       $ 4,750       $ 14,250      $      --      $ 19,000

Stock issued for cash November 2, 2007
 at par value of 0.001 per share           4,500,000         4,500         13,500                       18,000

Net (loss) for the year 2007                                                             (11,142)      (11,142)
                                          ----------       -------       --------      ---------      --------

BALANCE DECEMBER 31, 2007                  9,250,000         9,250         27,750        (11,142)       25,858
                                          ==========       =======       ========      =========      ========

Net (loss) for the year 2008                                                             (30,275)      (30,275)
                                          ----------       -------       --------      ---------      --------

BALANCE DECEMBER 31, 2008                  9,250,000       $ 9,250       $ 27,750      $ (41,417)     $ (4,417)
                                          ==========       =======       ========      =========      ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                  For the Period
                                                                                  April 3, 2007      April 3, 2007
                                                                                   (Inception)        (Inception)
                                                                Year Ending          Through            Through
                                                                December 31,       December 31,       December 31,
                                                                   2008               2007               2008
                                                                 --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(30,275)          $(11,142)          $(41,417)
  Accounts Payable                                                  2,900                 --              2,900
                                                                 --------           --------           --------
      Total cash provided by (used in) operating activities       (27,375)           (11,142)           (38,517)
                                                                 ========           ========           ========

CASH FLOW FROM INVESTING ACTIVITIES

      Net cash provided by (used in) investing activities              --                 --                 --
                                                                 --------           --------           --------
      Total cash provided by (used in) investing activities            --                 --                 --
                                                                 ========           ========           ========

CASH FLOW FROM FINANCING ACTIVITIES
  Loan from director                                                3,500              2,090              5,590
  Issuance of Common Stock                                             --             37,000             37,000
                                                                 --------           --------           --------
      Total cash provided by (used in financing activities)         3,500             39,090             42,590
                                                                 ========           ========           ========

Net increase (decrease) in cash                                   (23,875)            27,948              4,073

Cash at beginning of period                                        27,948                 --                 --

Cash at end of period                                            $  4,073           $ 27,948           $  4,073
                                                                 ========           ========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during period for interest                           $     --           $     --           $     --
                                                                 ========           ========           ========
  Cash paid during period for taxes                              $     --           $     --           $     --
                                                                 ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008


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

ADVERTISING

The company expenses advertising costs when incurred. No advertising costs were incurred during the year ended December 31, 2008.

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

become  effective 60 days after the SEC approves  the PCAOB's  amendments  to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008


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

While the company is seeking additional capital, the president has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due to the president on December 31, 2008 was $5,590.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $41,417 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has raised funds through an equity offering pursuant to the Company's SB-2 registration statement with the U.S. Securities and Exchange Commission. There is no guarantee that the capital raised will be sufficient or that any future offerings, if necessary, would be successful.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our sole executive officer and director and his age as of the date of this annual report is as follows:

   Name             Age                          Position
   ----             ---                          --------

Raul Getino         46       President, Chief Executive Officer, Chief Financial
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

ITEM 11. EXECUTIVE COMPENSATION

We began paying our officer a monthly salary of $300 for his services in April 2008. To date the amount has been accrued as an account payable due to our limited funds. He is reimbursed for any out-of-pocket expenses he incurs on our behalf. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employee.

Our officer and director is not party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Raul Getino,    2007     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2008 and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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
Common Stock         All executive officers
                      and directors as a group

----------
(1) The percent of class is based on 9,250,000 shares of our common stock issued and outstanding as of December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Getino, the officer of the corporation at no charge until we occupy the property for our first travel agency.

Mr. Getino purchased 3,750,000 shares of the company's common stock for cash in the amount of $15,000. The stock was valued at $0.004 per share.

As of December 31, 2008 our director had loaned the company $5,590 for organizational costs and operating expenses. The loan is non-interest bearing and has no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $4,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

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

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on September 4, 2007 under File Number 333-145876.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and authorized this annual report to be signed on its behalf by the undersigned, in the City of San Diego, State of California on March 2, 2009.


By: /s/ Raul Getino
   ---------------------------------------------------------------
   RAUL GETINO
   President, Sole Director and Chairman of the Board of Directors


By: /s/ Raul Getino
   ---------------------------------------------------------------
   RAUL GETINO
   Chief Executive Officer, Chief Financial Officer and Principal
   Accounting Officer