Form 10-Q
period 2009-03-31
Descanso Agency, Inc.
filed 2009-05-05
CIK 1410187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2009

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

As of March 31, 2009, the registrant had 9,250,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2009 immediately follow.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                                   Unaudited         Audited
                                                   March 31,        December 31,
                                                     2009              2008
                                                   --------          --------
ASSETS

CURRENT ASSETS
  Cash                                             $  2,053          $  4,073
                                                   --------          --------
Total Current Assets                                  2,053             4,073
                                                   --------          --------

TOTAL ASSETS                                       $  2,053          $  4,073
                                                   ========          ========


LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                 $  3,700          $  2,900
  Loan Payable (From Director)                        8,390             5,590
                                                   --------          --------

TOTAL CURRENT LIABILITIES                          $ 12,090          $  8,490
                                                   ========          ========

STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock
   Authorized at $0.001/par value
    9,250,000 shares issued and
    outstanding @ June 30, 2008                    $  9,250          $  9,250
  Additional Paid-in Capital                         27,750            27,750
  Deficit accumulated during development stage      (47,037)          (41,417)
                                                   --------          --------
TOTAL STOCKHOLDERS' EQUITY                          (10,037)           (4,417)
                                                   --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  2,053          $  4,073
                                                   ========          ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                 April 3, 2007
                                       Three Months         Three Months          (Inception)
                                          Ending               Ending               Through
                                         March 31,            March 31,            March 31,
                                           2009                 2008                 2009
                                        ----------           ----------           ----------
REVENUES
   Revenues                             $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

OPERATING EXPENSE
  Administrative Expense                     1,420               11,622               22,837
  Professional Services                      4,200                4,500               24,200
                                        ----------           ----------           ----------
LOSS BEFORE INCOME TAX EXPENSE              (5,620)             (16,122)             (47,037)
                                        ==========           ==========           ==========

Income tax expense                              --                   --                   --
                                        ----------           ----------           ----------

NET LOSS                                $   (5,620)          $  (16,122)          $  (47,037)
                                        ==========           ==========           ==========

Basic earnings per share                $    (0.01)          $    (0.01)
                                        ==========           ==========

Weighted average number of
 common shares outstanding               9,250,000            6,177,419


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                            Common       Additional   Deficit Accum
                                             Common         Stock         Paid-in        During
                                             Stock          Amount        Capital       Dev Stage       Total
                                             -----          ------        -------       ---------       -----
Stock issued for cash June 29, 2007
 at par value of $0.001 per share          4,750,000       $ 4,750       $ 14,250      $      --      $  19,000

Stock issued for cash November 2, 2007
 at par value of 0.001 per share           4,500,000         4,500         13,500                        18,000

Net (loss) for the year 2007                                                             (11,142)       (11,142)
                                          ----------       -------       --------      ---------      ---------

BALANCE DECEMBER 31, 2007                  9,250,000         9,250         27,750        (11,142)        25,858
                                          ==========       =======       ========      =========      =========

Net (loss) for the year 2008                                                             (30,275)       (30,275)
                                          ----------       -------       --------      ---------      ---------

BALANCE DECEMBER 31, 2008                  9,250,000         9,250         27,750        (41,417)        (4,417)
                                          ==========       =======       ========      =========      =========

Net(loss) 3 months ended March 31,2009                                                    (5,620)        (5,620)
                                          ----------       -------       --------      ---------      ---------

BALANCE MARCH 31, 2009                     9,250,000       $ 9,250       $ 27,750      $ (47,037)     $ (10,037)
                                          ==========       =======       ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                    April 3, 2007
                                                               Three Months       Three Months       (Inception)
                                                                  Ending             Ending            Through
                                                                 March 31,          March 31,         March 31,
                                                                   2009               2008              2009
                                                                 --------           --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (5,620)          $(16,122)         $(47,037)
  Accounts Payable                                                    800                 --             3,700
                                                                 --------           --------          --------
      Total cash provided by (used in) operating activities        (4,820)           (16,122)          (43,337)
                                                                 ========           ========          ========
CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                  --                 --                --
                                                                 --------           --------          --------
      Total cash provided by (used in) investing activities            --                 --                --
                                                                 ========           ========          ========
CASH FLOW FROM FINANCING ACTIVITIES
  Loan from director                                                2,800                 --             8,390
  Issuance of Common Stock                                             --                 --            37,000
                                                                 --------           --------          --------
      Total cash provided by (used in financing activities)         2,800                 --            45,390
                                                                 ========           ========          ========

Net increase (decrease) in cash                                    (2,020)           (16,122)            2,053

Cash at beginning of period                                         4,073             27,948                --
                                                                 --------           --------          --------
Cash at end of period                                            $  2,053           $ 11,826          $  2,053
                                                                 ========           ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during period for interest                             $     --           $     --          $     --
                                                                 ========           ========          ========
Cash paid during period for taxes                                $     --           $     --          $     --
                                                                 ========           ========          ========


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009


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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009


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

While the company is seeking additional capital, the president has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due to the president on March 31, 2009 was $8,390.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $47,037 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We need to be able to generate sufficient cash inflows to implement our business plan. In 2008 and 2009, world-wide negative financial events and a dramatic reduction in investor and lender funding have affected our abilities to secure new sources of cash flows. We have relied upon our director to loan funds necessary to advance our business plan. We are now seeking outside sources of funding to replace the funding provided by our director. While we seek additional funding, we will attempt to implement our business plan at a reduced rate until new financial resources are available. We will focus on raising additional monies through sales of our equity securities or through loans from banks or third parties for our cash flow needs.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $2,053. Our general and administrative expenses are expected to average less than $800 per month for the next 12 months.

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

We have generated no revenues since inception and have incurred $47,037 in net losses through March 31, 2009.

The following table provides selected financial data about our company for the period ended March 31, 2009.

                    Balance Sheet Data:            3/31/09
                    -------------------            -------

                    Cash                          $  2,053
                    Total assets                  $  2,053
                    Total liabilities             $ 12,090
                    Shareholders' equity          $(10,037)

There was $37,000 cash provided by financing activities from inception through March 31, 2009, this consisted of $15,000 from the sale of shares to our director, $22,000 resulting from the sale of our common stock to 38 independent investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

May 1, 2009              Descanso Agency, Inc.


                             /s/ Raul Getino
                             ---------------------------------------------------
                         By: Raul Getino
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)