Form 10-Q
period 2009-06-30
Descanso Agency, Inc.
filed 2009-07-30
CIK 1410187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2009

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

As of June 30, 2009, the registrant had 9,250,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2009 immediately follow.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                                  Unaudited          Audited
                                                   June 30,         December 31,
                                                     2009              2008
                                                   --------          --------
ASSETS

CURRENT ASSETS
  Cash                                             $  1,978          $  4,073
                                                   --------          --------
Total Current Assets                                  1,978             4,073
                                                   --------          --------

TOTAL ASSETS                                       $  1,978          $  4,073
                                                   ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                 $  6,100          $  2,900
  Loan Payable (From Director)                       10,390             5,590
                                                   --------          --------

TOTAL LIABILITIES                                  $ 16,490          $  8,490
                                                   ========          ========

STOCKHOLDERS' EQUITY
  50,000,000 shares Common Stock authorized at
   $0.001/par value 9,250,000 shares issued
   and outstanding @ June 30, 2009                 $  9,250          $  9,250
  Additional Paid-in Capital                         27,750            27,750
  Deficit accumulated                               (51,512)          (41,417)
                                                   --------          --------
TOTAL STOCKHOLDERS' EQUITY                          (14,512)           (4,417)
                                                   --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  1,978          $  4,073
                                                   ========          ========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                                      Inception
                                   Three Months    Three Months      Six Months       Six Months    (April 3, 2007)
                                      Ending          Ending           Ending           Ending         Through
                                     June 30,        June 30,         June 30,         June 30,        June 30,
                                       2009            2008             2009             2008            2009
                                    ----------      ----------       ----------       ----------      ----------
REVENUES
  Revenues                          $       --      $       --       $       --       $       --      $       --
                                    ----------      ----------       ----------       ----------      ----------
TOTAL REVENUES                              --              --               --               --              --

OPERATING EXPENSE
  Administrative Expense                 4,475           6,123           10,095           22,245          51,512
                                    ----------      ----------       ----------       ----------      ----------

NET (LOSS)                          $   (4,475)     $   (6,123)      $  (10,095)      $  (22,245)     $  (51,512)
                                    ==========      ==========       ==========       ==========      ==========

Basic earnings per share            $       --      $       --       $       --       $       --      $       --

Weighted average number of
 common shares outstanding           6,275,000       6,275,000        6,275,000        6,275,000       6,275,000


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                            Common       Additional   Deficit Accum
                                             Common         Stock         Paid-in        During
                                             Stock          Amount        Capital       Dev Stage       Total
                                             -----          ------        -------       ---------       -----
Stock issued for cash June 29, 2007        4,750,000       $ 4,750       $ 14,250      $      --      $  19,000

Stock issued for cash November 2, 2007     4,500,000         4,500         13,500                        18,000

Net (loss) for the year 2007                                                             (11,142)       (11,142)
                                          ----------       -------       --------      ---------      ---------

BALANCE DECEMBER 31, 2007                  9,250,000         9,250         27,750        (11,142)        25,858
                                          ==========       =======       ========      =========      =========

Net (loss) for the year 2008                                                             (30,275)       (30,275)
                                          ----------       -------       --------      ---------      ---------

BALANCE DECEMBER 31, 2008                  9,250,000         9,250         27,750        (41,417)        (4,417)
                                          ==========       =======       ========      =========      =========

Net(loss) 6 months ended June 30, 2009                                                   (10,095)       (10,095)
                                          ----------       -------       --------      ---------      ---------

BALANCE JUNE 30,2009                       9,250,000       $ 9,250       $ 27,750      $ (51,512)     $ (14,512)
                                          ==========       =======       ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                             DESCANSO AGENCY, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                          Inception
                                             Three Months   Three Months    Six Months     Six Months   (April 3, 2007)
                                                Ending         Ending         Ending         Ending        Through
                                               June 30,       June 30,       June 30,       June 30,       June 30,
                                                 2009           2008           2009           2008           2009
                                               --------       --------       --------       --------       --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                            $ (4,475)      $ (6,123)      $(10,095)      $(22,245)      $(51,512)
  Accounts Payable                                2,400             --          3,200             --          6,100
  Loan Payable                                    2,000            900          4,800            900         10,390
                                               --------       --------       --------       --------       --------
      Total cash provided by (used in)
       operating activities                         (75)        (5,223)        (2,095)       (21,345)       (35,022)
                                               ========       ========       ========       ========       ========

CASH FLOW FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing
   activities                                        --             --             --             --             --
                                               --------       --------       --------       --------       --------
      Total cash provided by (used in)
       investing activities                          --             --             --             --             --
                                               ========       ========       ========       ========       ========
CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                           --             --             --             --         37,000
                                               --------       --------       --------       --------       --------
      Total cash provided by (used in)
       financing activities                          --             --             --             --         37,000
                                               ========       ========       ========       ========       ========

Net increase (decrease) in cash                     (75)        (5,223)        (2,095)       (21,345)         1,978

Cash at beginning of period                       2,053         11,826          4,073         27,948             --
                                               --------       --------       --------       --------       --------

Cash at end of period                          $  1,978       $  6,603       $  1,978       $  6,603       $  1,978
                                               ========       ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009


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

                              DESCANSO AGENCY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009


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

While the company is seeking additional capital, the president has advanced funds to the company to pay for organizational costs incurred. These funds are interest free with no specific terms of repayment. The balance due to the president on June 30, 2009 was $10,390.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $51,512 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its travel agencies. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $1,978. Our general and administrative expenses are expected to average less than $800 per month for the next 12 months.

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

We have generated no revenues since inception and have incurred $51,512 in net losses through June 30, 2009.

The following table provides selected financial data about our company for the period ended June 30, 2009.

                    Balance Sheet Data:            6/30/09
                    -------------------            -------

                    Cash                          $  1,978
                    Total assets                  $  1,978
                    Total liabilities             $ 16,490
                    Shareholders' equity          $(14,512)

There was $37,000 cash provided by financing activities from inception through June 30, 2009, this consisted of $15,000 from the sale of shares to our director, $22,000 resulting from the sale of our common stock to 38 independent investors.

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

ITEM 1A. RISK FACTORS.

There has been no change to the Risk Factors as disclosed in the Company's annual report on Form 10-K for December 31, 2008 as filed with the Securities and Exchange Commission on March 4, 2009.

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

July 29, 2009            Descanso Agency, Inc.


                             /s/ Raul Getino
                             ---------------------------------------------------
                         By: Raul Getino
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)