Form 10-Q
period 2009-09-30
PACIFIC BLUE ENERGY CORP.
filed 2009-11-16
CIK 1410187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2009

Commission File Number: 333-1145876

___________________________________

PACIFIC BLUE ENERGY CORP.

(f.k.a. Descanso Agency, Inc.)

(Name of Small Business Issuer in Its Charter)

Nevada	20-8766002
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

42016 N. Anthem Heights Drive

Anthem, AZ 85086

(Address of principal executive offices)

(623) 221-5546

(Registrant’s Telephone Number)

4203 Genesee Avenue, Suite 103 #510

San Diego, CA 92117

(Former name or former address, if changed since last report)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Issuer’s revenues for its most recent fiscal year: Nil

As of November 16, 2009, there were 37,000,000 shares of the registrant’s Common Stock outstanding.

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

September 30, 2009

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2009 $ (unaudited)	December 31, 2008 $

ASSETS

Current Assets

Cash	–	4,073

Total Assets	–	4,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	205	2,900
Accrued Liabilities	7,250	–
Due to Related Parties (Note 3)	800	5,590

Total Liabilities	8,255	8,490

Stockholders’ Deficit

Preferred Stock Authorized: 10 ,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 37,000,000 common shares	37,000	37,000

Additional Paid-In Capital	14,890	–

Accumulated Deficit During the Development Stage	(60,145)	(41,417)

Total Stockholders’ Deficit	(8,255)	(4,417)

Total Liabilities and Stockholders’ Deficit	–	4,073

(The accompanying notes are an integral part of these financial statements)

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Accumulated from April 3, 2007 (Date of Inception) to September 30, 2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and Administrative	1,005	550	2,925	13,395	24,342
Management Fees	478	900	2,278	2,700	2,278
Professional Fees	7,250	3,200	13,525	10,800	33,525

Total Expenses	8,733	4,650	18,728	26,895	60,145

Net Loss for the Period	(8,733)	(4,650)	(18,728)	(26,895)	(60,145)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	37,000,000	37,000,000	37,000,000	37,000,000

(The accompanying notes are an integral part of these financial statements)

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Accumulated from April 3, 2007 (Date of Inception) to September 30, 2009
	$	$	$

Operating Activities

Net loss for the period	(18,728)	(26,895)	(60,145)

Changes in operating assets and liabilities:
Accounts payable	1,805	–	4,705
Accrued liabilities	7,250	2,300	7,250

Net Cash Used In Operating Activities	(9,673)	(24,595)	(48,190)

Financing Activities
Issuance of Common Shares	–	–	37,000
Proceeds from Related Parties	5,600		11,190

Net Cash Provided By Financing Activities	5,600	–	48,190

Increase (Decrease) in Cash	(4,073)	(24,595)	–

Cash – Beginning of Period	4,073	27,948	–

Cash – End of Period	–	3,353	–

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-Cash Investing and Financing Activities

Forgiveness of Related Party Loan	14,890	–	14,890

(The accompanying notes are an integral part of these financial statements)

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Pacific Blue Energy Corp. (formerly Descanso Agency Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007. The Company is a development stage company that intends to open travel agencies specializing in Mexican tourism. Its activities to date have been limited to capital formation, organization and development of its business plan and limited operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of September 30, 2009, the Company had a working capital deficit of $8,255, used cash of $48,190 since its inception, and has an accumulated deficit of $60,145. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business or to find another company and business to acquire if the current objectives cannot be achieved. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 2, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

e)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009 and December 31, 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

j)

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

3.

Related Party Transaction

On September 15, 2009, the Company’s former President and Director resigned and forgave all outstanding amounts owing from the Company, comprised of $14,890. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

4.

Subsequent Event

In accordance with SFAS 165, we have evaluated subsequent events through November 16, 2009, the date of issuance of the unaudited interim consolidated financial statements, and did not have any material recognizable subsequent event with the exception of the following:

On October 15, 2009, the Company approved the following: (i) changing the name of the Company to “Pacific Blue Energy Corp.”; (ii) increasing the number of authorized common shares from 50,000,000 to 290,000,000 common shares, and 10,000,000 preferred shares; and (iii) a four-for-one forward split which increases the number of issued and outstanding common shares from 9,250,000 common shares to 37,000,000 common shares, which has been applied on a retroactive basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF PACIFIC BLUE ENERGY CORP. ("PACIFIC BLUE", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

BUSINESS

Descanso Agency was incorporated in Nevada on April 3, 2007 to enter the travel industry by establishing a specialized service travel company that serves the needs of Mexican and United States wedding planners, travel agents, and clients seeking upscale personal attention at unique hotels and spas located in Mexico. Our core business plan was intended to focus on the wedding and party destination travel. However, due to a lack of available financing, the Company ceased its current operations relating to the travel industry and began seeking out viable alternatives. Accordingly, the Company has refocused the business to become an independent alternative energy company. The Company has begun the process of approaching potential investment partners and has also begun seeking out potential opportunities, including joint venture opportunities, to move forward with our new business model.

We will attempt to finance our operations through a combination of privately placed debt and/or equity. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in implementing our business plan.

As opportunities become available and appear attractive to our management we will attempt to raise such finds necessary to conduct the appropriate due diligence and research to determine if it would be beneficial to the Company in both the short and long term. Our current management believes that current market conditions are creating situations that could result in the opportunity for viable opportunities as an alternative energy company.

It is anticipated that funding for the next twelve months will be required to maintain our operations. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2009. We may also use various debt instruments as well as public offerings to raise needed capital during 2009. There can be no assurance, however, that any of these methods of financing will be successful in helping fund our operations.

The operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continuing acquisition programs and continued professional fees that will be incurred.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2009 were $8,733 compared with $4,650 for the three months ended September 30, 2008. The increase of $4,083 was attributed to increases in professional fees of $4,050 for additional legal costs incurred for the change in management and the filing of required SEC disclosure documents.

Operating expenses for the nine months ended September 30, 2009 were $18,728 compared with $26,895 for the nine months ended September 30, 2008. The decrease of $8,167 was attributed to decreases of $10,470 in general and administrative costs based on the fact that the Company had no cash balance and limited financing during fiscal 2009, and the resulting decrease was offset by increases in professional fees of $2,725 related to additional disclosures required to be filed for the change in management.

Liquidity and Capital Resources

As at September 30, 2009, the Company’s cash balance and total assets were $nil compared to $4,073 as at December 31, 2008. The decrease in total assets is attributed to the spending of the Company’s remaining cash balance on payment of management fees and general operations during fiscal 2009. As at September 30, 2009, the Company had total liabilities of $8,255 compared with total liabilities of $8,490 as at December 31, 2008. The decrease in total liabilities was attributed to forgiveness of related party debt of $14,890 (of which $8,290 was due at December 31, 2008) offset by additions of $7,455 of accounts payable and accrued liabilities from transfer agent and professional fees, and $800 due to a shareholder for payment of operating costs on behalf of the Company.

As at September 30, 2009, the Company had a working capital deficit of $8,255 compared with a working capital deficit of $4,417 as at December 31, 2008. The increase in the working capital deficit was attributed to the Company’s lack of sufficient cash financing which resulted in larger lead times in payment of outstanding obligations of the Company.

Cashflow from Operating Activities

During the nine months ended September 30, 2009, the Company used $9,673 of cash for operating activities compared to the use of $24,595 of cash for operating activities during the nine months ended September 30, 2008. The decrease in cashflows used for operating activities is attributed to the fact that the Company had limited cash to spend on operating activities throughout the year, including the forgiveness of $14,890 of related party debt in September 2009.

Cashflow from Financing Activities

During the nine months ended September 30, 2009, the Company received $5,600 of cash from financing activities compared to $nil for the nine months ended September 30, 2008. The increase in cashflows provided from financing activities is based on the fact that the Company received $5,600 from related parties for funding of the Company’s ongoing operations.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Critical Accounting Policies

We have identified the following critical accounting policies which were used in the preparation of our financial statements.

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements

Going Concern

We have not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and one member who is independent of management, but lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate cash controls – As of September 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations and the fact that the Company operated through most of the period with a single director and officer and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

3.

We now have one sole member of management and one independent member of the Board of Directors. We will implement necessary procedures and policies to ensure that any transactions requiring payment from the Company’s bank accounts will be reviewed and approved by more than one individual.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

5.

Other Issuances:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Subsequent to the period covered by this report, specifically on October 15, 2009, the Company filed a Current Report on Form 8-K setting forth that the Company had received shareholders approval for the filing of Amended and Restarted Articles of Incorporation (the “Amendment”). The Amended and Restated Articles changed the name of the Company to “Pacific Blue Energy Corp.” and increased the aggregate number of authorized shares to from 50,000,000 to 300,000,000 shares, consisting of 290,000,000 shares of Common Stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company also notified both the over-the-counter bulletin board (“OTCBB”) and the Financial Industry Regulatory Authority, Inc. (FINRA) of the name change in order to obtain a new trading symbol for the Common Stock on the OTCBB. The new trading symbol, the Common Stock on the OTCBB “DSAY.OB” symbol.

Further, the Company implemented a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for 4 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from approximately 9,250,000 prior to the forward split to 37,000,000 following the forward split. The record date of the forward split was Monday, October 15, 2009. The forward split is payable as a dividend to shareholders of record as of October 20, 2009, and no action will be required on the part of shareholders.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.01	Restated Articles of Incorporation(3)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(3)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(3)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

_____________

1.

Incorporated by reference original Registration Statement on Form SB-2, as filed with the SEC on September 5, 2007.

2.

Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on October 15, 2009.

3.

Filed herewith.

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: November 16, 2009

/s/ Joel Franklin

By: Joel Franklin

Its: President and CEO