Form 10-K
period 2009-12-31
PACIFIC BLUE ENERGY CORP.
filed 2010-04-08
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

PACIFIC BLUE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-1145876	20-8766002
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1016 W. University Ave. Ste. 218

Flagstaff, AZ 86001

(Address of principal executive offices)

(602) 910-4112

(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “PBEC.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of March 22, 2010, there were 37,350,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PBEC”, “we”, “us” and “our” are references to Pacific Blue Energy Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.  BUSINESS

Description of Business

The Company was incorporated in the State of Nevada on April 3, 2007 under the name Descanso Agency, Inc. Originally incorporated to enter the travel industry by establishing a specialized service travel company that serves the needs of Mexican and United States wedding planners, travel agents, and clients seeking upscale personal attention at unique hotels and spas located in Mexico. Our core business plan was intended to focus on the wedding and party destination travel. However, due to a lack of available financing, the Company ceased its current operations in September 2009 relating to the travel industry and began seeking out viable alternatives.

However, on October 16, 2009, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name to Pacific Blue Energy Corp. The name change reflected the Company's refocused business as an independent alternative energy company.

Accordingly, we have begun the process of approaching potential investment partners and have also begun seeking out potential opportunities, including joint venture opportunities, to move forward with our new business model. We will attempt to finance our operations through a combination of privately placed debt and/or equity. And with the recent alignment of a number of positive factors including technical advances, tax incentives, rising environmental awareness and the state of the economy; the availability of clean, affordable, solar and wind powered electricity to power homes and small businesses is becoming a reality.

On December 7, 2009, we entered into a Product Sales Agreement (the "Agreement") with Siliken Renewable Energy, Inc. ("Siliken"), pursuant to which the Company is to purchase and sell products manufactured by Siliken. Siliken is in the business of manufacturing and selling photovoltaic modules and related products, namely solar panels, inverters and racking ("Products"). In accordance with the terms and conditions of the Agreement, we agreed to an initial order of 50kw by which Siliken will provide solar panels, inverters and racking. Additionally, we have agreed to pay for said products in full, at a pre tax sale price of $2.33 per watt, before delivery by Siliken. We believe that the Agreement with Silken will allow us to being to facilitate implementing our business plan.

We believe that we are positioning the Company to take advantage of technological advances, recent federal renewable energy and other tax incentives, and a revitalized interest in the environment that will drive the coming surge in the U.S. and global alternative/renewable energy market.

The Industry

Wind Generated Electricity

At the end of 2008, worldwide wind farm capacity was 120,791 megawatts (MW), representing an increase of 28.8 percent during the year, and wind power produced some 1.3% of global electricity consumption. The Company is evaluating partnerships with leading edge wind turbine manufacturers for eventual importation into the U.S. and other markets.

Photovoltaic Solar Energy

The market potential of the larger scale applications of PV cells is one of the two main focal points of Pacific Blue Energy’s business direction. Solar panels use photovoltaic (PV) cells to convert sunlight directly into direct current (DC) electricity. They have no moving parts, are long lived and are low maintenance. Not only is PV solar energy clean and renewable, but it is also proven as a viable and fully commercialized solution.

We hope to work with leading global manufacturers of photovoltaic (PV) cells and modules. Our aim is to bring the best value to its customers by offering the latest advances in solar technology and leveraging the best manufacturing solutions available worldwide. The Company is currently evaluating the establishment of manufacturing facilities in China as well as the securing of the exclusive rights to certain PV solar products for both the U.S. and International markets. Our plans include vertical integration of the PV cell manufacturing process to provide an end-to-end solution for its customers and partners.

Our Strategy

As opportunities become available and appear attractive to our management we will attempt to raise such funds necessary to conduct the appropriate due diligence and research to determine if it would be beneficial to the Company in both the short and long term. Our current management believes that current market conditions are creating situations that could result in the opportunity for viable opportunities as an alternative energy company.

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

Regulatory Requirements

Environmental Issues and Regulations

If successful, we will become subject to a variety of foreign, federal, state and local governmental laws and regulations related to generation and delivery of electricity and the purchase, storage, use and disposal of hazardous materials. In some cases, these laws provide local utilities with “monopoly” rights, adversely constraining our ability to easily penetrate economically attractive markets. In other cases, if we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

In addition to those we have identified, we continue to seek markets that allow for the generation and sale of electricity by “third party developers”. We also believe that we will apply for and receive all environmental permits necessary to conduct our business. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Dependence on Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal, state and local level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer’s solar power system. Government policies, in the form of regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers.

Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net metering programs allow a customer, who generates more energy than used, to “sell” electricity back to the utility, which will spin the meter backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills.

Renewable Energy Certificates

In addition, several states have adopted renewable portfolio standards (“RPS”), which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. A utility can receive “credit” for renewable energy produced by a 3rd party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party. This Renewable Energy Credit allows the utility to add this electricity to its RPS requirement total without actually expending the capital for generating facilities.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is currently dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the continued availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Challenges Facing Solar Power

The solar power industry must overcome the following challenges to achieve widespread commercialization of its products:

•

Decrease Per Kilowatt-hour Cost to Customer. In most cases, the current cost of solar electricity is greater than the cost of retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar power for on-grid applications, product cost remains one of the largest impediments to growth. To provide an economically attractive alternative to conventional electricity network power, the solar power industry must continually reduce manufacturing and installation costs.

•

Achieve Higher Conversion Efficiencies. Increasing the conversion efficiency of solar cells reduces the material and assembly costs required to build a solar panel with a given generation capacity. Increased conversion efficiency also reduces the amount of rooftop space required for a solar power system, thus lowering the cost of installation per consumer.

•

Improve Product Appearance. We believe that aesthetics are a barrier to wider adoption of solar power products, particularly among residential consumers. Historically, residential and commercial customers have resisted solar power products, in part, because most solar panels are perceived as unattractive.

Ultimately, federal and state government, and locally sponsored, support for the solar industry is expected to reduce or stop. At or before that time, solar technologies must be priced, as a function of purchase price and performance, to compete cost effectively with traditional electricity generating technologies.

Marketing

PV Solar Electricity

According to a report released in July, 2009, by IntertechPira, a market research firm in the UK, the global photovoltaic (PV) market is expected to double within the next five years, reaching US$48 billion by 2014. Wafer-based silicon will continue as the dominant technology, but amorphous thin-film and cadmium telluride (CdTe) technologies will gain ground, and are expected to account for a combined 22% of the market by 2014.

Wind Power

There is huge and growing global demand for emissions-free wind power, which can be installed quickly, virtually everywhere in the world. Wind energy has grown into an important player in the world’s energy markets, with the 2008 market for turbine installations worth about $56.5 billion. Over the past ten years, global wind power capacity has continued to grow at an average cumulative rate of over 30%, and 2008 was another record year with more than 27 GW of new installations, bringing the total up to over 120 GW. The United States passed Germany to become the number one market in wind power, and China’s total capacity doubled for the fourth year in a row.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in our inability to develop sustaining revenue. We will compete with companies large and small, public and private, and some will be suppliers as well as competitors and well known such as; groSolar, Sunpower, Sunwize, BP Solar, Evergreen Solar and GE Solar. Chinese companies have made significant inroads in manufacturing and are currently leading the production of solar panels or modules. Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, the solar power market in general competes with other sources of renewable energy and conventional power generation.

We believe that the key competitive factors in the market for solar products include:

•

power efficiency and performance;

•

price;

•

quality, and warranty coverage and length;

•

aesthetic appearance of solar installations;

•

strength of distribution relationships; and,

•

knowledgeable sales and installation personnel.

Employees; Identification of Certain Significant Employees

As of March 22, 2010, we had no employees. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Government Regulation

The market for electricity generation products is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. These fees could increase the cost to our future customers using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are currently located at 1016 W. University Avenue, Suite 218 in Flagstaff, AZ and our telephone number is (623) 221-5546. As of the date of this filing, we have not sought to move or change our office site. We rent, on a monthly basis, approximately 189 square feet of industrial/office space for $274.05 per month. The space we lease is utilized for general office purposes. It is our belief that the our space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since January 14, 2008, originally traded under the symbol “DSAY.OB.” On November 6, 2009, we began trading under our current symbol of “PBEC.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

2009 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$	Nil	$	Nil
Third Quarter: 7/1/09 to 9/30/09	$	Nil	$	Nil
Second Quarter: 4/1/09 to 6/30/09	$	Nil	$	Nil
First Quarter: 1/1/09 to 3/31/09	$	Nil	$	Nil

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of December 31, 2009, an aggregate of 37,350,000 shares of our common stock were issued and outstanding and were owned by approximately 17 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

Forward-Split

We implemented a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for 4 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 9,250,000 prior to the forward split to 37,000,000 following the forward split. The forward split was payable as a dividend to shareholders of record as of December 2, 2009.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Balance Sheet

As of December 31, 2009, the Company had total assets of $2,448 compared with total assets of $4,073 as of December 31, 2008. The assets are comprised of cash balances in the Company’s bank account.

The Company had total liabilities of $27,097 as of December 31, 2009 compared with $9,390 as of December 31, 2008. The increase in total liabilities is attributed to the fact that the Company owed $6,750 in accounting and audit fees, $15,000 in legal fees, and $322 in transfer agent and filing fees whereas in 2008, the Company only had $200 in transfer agent and filing fees.

During the year ended December 31, 2009, the Company authorized a four-to-one forward stock split which increased the number of issued and outstanding common shares from 9,250,000 common shares to 37,000,000 common shares at the date of authorization. Subsequent to the forward-stock split, the Company issued 100,000 common shares for proceeds of $20,000 and 250,000 common shares to the President and Director of the Company as a management bonus.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended December 31, 2009, the Company incurred operating expenses totaling $106,746 compared with $30,065 for the year ended December 31, 2008. The increase in operating expenses is attributed to an increase of $60,057 in management fees due to the fair value of the common shares issued to the new President and Director ($50,000) and increases in monthly management fees starting in October 2009, and increase in professional fees of $16,825 related to costs incurred as part of the change in management and the issuance of common shares and forward stock-split that occurred during the year.

Net Loss

During the year ended December 31, 2009, the Company incurred a net loss of $106,746 compared with a net loss of $30,065 for the year ended December 31, 2008. The increase in net loss was attributed to the fact that the Company issued a one-time management fee of $50,000 and had increases in professional fees relating to the change in management and the forward stock split.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a cash balance of $2,448 and a working capital deficit of $24,649 compared with a cash balance of $4,073 and a working capital deficit of $5,317 at December 31, 2008. The increase in working capital deficit is due to the fact that the Company incurred over $56,000 of operating costs involving cash compared with only $20,000 in financing from equity issuances and $5,025 in debt financing.

Cashflow from Operating Activities

During the year ended December 31, 2009, the Company used $34,874 of cash flow for operating activities compared with $30,975 for the year ended December 31, 2008. The increase in the use of cash flows for operating activities is attributed to an increase in operating expenses during the year, of which a portion was covered by financing activities.

Cashflow from Investing Activity

During the year ended December 31, 2009, the Company incurred no transactions relating to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2009, the Company was provided $33,249 of cash flow from financing sources compared with proceeds of $7,100 from financing activities during the year ended December 31, 2008. The increase in the proceeds from financing activities were mainly attributed to the receipt of $20,000 from issuance of equity financing and $5,025 in debt financing in fiscal 2009.

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

Cash Requirements

Our cash on hand as of December 31, 2009 is $2,448. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Blue Energy Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Pacific Blue Energy Corp. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the twelve month periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Blue Energy Corp. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 7, 2010

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2009 $	December 31, 2008 $
		(Restated – Note 7)
ASSETS

Current Assets

Cash	2,448	4,073

Total Assets	2,448	4,073
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	22,072	200
Due to related parties	–	9,190
Note payable	5,025	–

Total Liabilities	27,097	9,390

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 37,350,000 and 37,000,000 common shares	37,350	37,000

Additional paid-in capital	87,064	–

Deficit accumulated during the development stage	(149,063)	(42,317)

Total Stockholders’ Equity (Deficit)	(24,649)	(5,317)

Total Liabilities and Stockholders’ Equity (Deficit)	2,448	4,073

(The accompanying notes are an integral part of these financial statements)

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

	Year ended December 31, 2009 $	Year ended December 31, 2008 $	Accumulated from April 3, 2007 (date of inception) to December 31, 2009 $
		(Restated – Note 7)
Revenue	–	–	–

Operating Expenses

General and administrative	10,464	13,665	26,481
Management fees	66,657	3,600	72,957
Professional fees	29,625	12,800	49,625

Total Operating Expenses	106,746	30,065	149,063

Net Loss for the Period	(106,746)	(30,065)	(149,063)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	37,041,233	37,000,000

(The accompanying notes are an integral part of these financial statements)

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

	Year ended December 31, 2009 $	Year ended December 31, 2008 $	Accumulated from April 3, 2007 (date of inception) to December 31, 2009 $
		(Restated – Note 7)
Operating Activities

Net loss	(106,746)	(30,065)	(149,063)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for management fees	50,000	–	50,000

Changes in operating assets and liabilities:

Accounts payable	21,872	(910)	22,072

Net Cash Used in Operating Activities	(34,874)	(30,975)	(76,991)

Financing activities

Proceeds from related parties	8,224	7,100	17,414
Proceeds from note payable	5,025	–	5,025
Proceeds from the issuance of common stock	20,000	–	57,000

Net Cash Provided by Financing Activities	33,249	7,100	79,439

Increase (Decrease) in Cash	(1,625)	(23,875)	2,448

Cash, Beginning of Period	4,073	27,948	–

Cash, End of Period	2,448	4,073	2,448

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash financing activities:

Forgiveness of amounts due to related parties	17,414	–	17,414

(The accompanying notes are an integral part of these financial statements)

Pacific Blue Energy Corp.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from April 3, 2007 (Date of Inception) to December 31, 2009

(expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
		Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, April 3, 2007 (Date of Inception)	–	–	–	–	–

Issuance of shares for cash	19,000,000	19,000	–	–	19,000

Issuance of shares for cash	18,000,000	18,000	–	–	18,000

Net loss for the period	–	–	–	(12,252)	(12,252)

Balance, December 31, 2007	37,000,000	37,000	–	(12,252)	24,748

Net loss for the year	–	–	–	(30,065)	(30,065)

Balance, December 31, 2008 (Restated – Note 7)	37,000,000	37,000	–	(42,317)	(5,317)

Issuance of shares for cash at $0.20 per share	100,000	100	19,900	–	20,000

Issuance of shares for services	250,000	250	49,750	–	50,000

Forgiveness of related party debt	–	–	17,414	–	17,414

Net loss for the year	–	–	–	(106,746)	(106,746)

Balance, December 31, 2009	37,350,000	37,350	87,064	(149,063)	(24,649)

(The accompanying notes are an integral part of these financial statements)

Pacific Blue Energy Corp.

(formerly Descanso Agency, Inc.)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2009, the Company had a working capital deficit of $24,649 and an accumulated deficit of $149,063. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2009 and 2008, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Pacific Blue Energy Corp.

(formerly Descanso Agency, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

e)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

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

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h)

Recently Adopted Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

Pacific Blue Energy Corp.

(formerly Descanso Agency, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

h)

Recently Adopted Accounting Pronouncements (continued)

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

i)

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

Pacific Blue Energy Corp.

(formerly Descanso Agency, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

3.

Related Party Transaction

On September 15, 2009, the former President and Director of the Company was owed $17,414 (December 31, 2008 - $9,190). On September 15, 2009, the former President and Director of the Company resigned and forgave all debts owing from the Company. The amount forgiven is included in additional paid in capital.

4.

Note Payable

As of December 31, 2009, the Company owed $5,025 (2008 - $nil) to a shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. Imputed interest is not considered to be material.

5.

Common Stock

a)

On June 28, 2007, the Company issued 15,000,000 shares of common stock to the Company's sole officer and director for cash proceeds of $15,000.

b)

On June 29, 2007, the Company sold 4,000,000 shares of its common stock to 2 independent investors for proceeds of $4,000.

c)

On October 22, 2007, the Company sold 18,000,000 shares to 36 un-affiliated investors for total proceeds of $18,000.

d)

 On November 18, 2009, the Company issued 250,000 common shares to the President and Director of the Company as a management bonus for a fair value of $50,000 based on the market value of the Company’s stock on the date of issuance.

e)

On November 5, 2009, the Company issued 100,000 common shares at $0.20 per share for proceeds of $20,000.

f)

On October 15, 2009, the Company approved to increase the authorized common shares from 50,000,000 common shares to 290,000,000 common shares and from nil preferred shares to 10,000,000 preferred shares. Furthermore, the Company approved a four-to-one forward split which increased the number of issued and outstanding common shares from 9,250,000 common shares to 37,000,000 common shares, which has been applied on a retroactive basis.

6.

Income Taxes

The Company has a net operating loss carried forward of $99,063 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $
Income tax recovery at statutory rate	19,294	10,222
Valuation allowance change	(19,294)	(10,222)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $
Net operating loss carried forward	33,681	14,388
Valuation allowance	(33,681)	(14,388)
Net deferred income tax asset	–	–

Pacific Blue Energy Corp.

(formerly Descanso Agency, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

7.

Restatement

The Company has restated its financial statements as of and for the year ended December 31, 2008 to reflect the following transactions:

•

recording of $900 for management fees incurred by the former President and Director of the Company;

•

reversal of $1,100 of transfer agent costs that were incurred during the year ended December 31, 2007, but recorded during the year ended December 31, 2008; and

•

reclassification of $2,700 from accounts payable to amounts due to related parties as the liabilities were owing to the former President and Director of the Company.

The effects of the restatement items resulted in a decrease in net loss of $210, an increase in opening accumulated deficit of $1,110, and an increase in total liabilities of $900.

a)

Balance Sheet

	As of December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Liabilities
Accounts payable	2,900	(2,700)	200
Due to related parties	5,590	3,600	9,190
Total Liabilities	8,490	900	9,390
Stockholders’ Equity (Deficit)
Accumulated Deficit	(41,417)	(900)	(42,317)
Total Stockholders’ Equity (Deficit)	(4,417)	(900)	(5,317)

b)

Statement of Operations

	For the Year Ended December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Operating Expenses
General and administrative	14,775	(1,110)	13,665
Management fees	2,700	900	3,600
Professional fees	12,800	-	12,800
Total Operating Expenses	30,275	(210)	(30,065)
Net Loss	(30,275)	210	(30,065)

c)

Statement of Cashflows

	For the Year Ended December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss for the Year	(30,275)	210	(30,065)
Changes in Operating Assets and Liabilities
Accounts payable	2,900	(3,810)	(910)
Cashflows Provided By (Used In) Operating Activities	(27,375)	(3,600)	(30,975)

Financing Activities
Proceeds from related parties	3,500	3,600	7,100
Cashflows Provided by (Used In) Financing Activities	3,500	3,600	7,100

Pacific Blue Energy Corp.

(formerly Descanso Agency, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

d)

Statement of Stockholders’ Deficit

	Balance – December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Deficit accumulated during the development stage	(41,417)	(900)	(42,317)

8.

Subsequent Events

On January 28, 2010, the Company issued 125,000 shares of common stock at $0.20 per share for proceeds of $25,000.

In accordance with ASC 855, we have evaluated subsequent events through April 7, 2010, the date of issuance of the financial statements, and did not have any material recognizable subsequent events other than the one noted above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee; it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of three members, including two independent members. All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate cash controls – As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended December 31, 2009 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAs, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2010.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
Joel P. Franklin	36	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	September 14, 2008

Luniel de Beer	38	Chairman of the Board of Directors	October 15, 2009

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. de Beer – Mr. de Beer has been the President, CEO and Director of Tradeshow Marketing Company, Ltd. since 2005. Primarily responsible for overseeing operations of company controlling 2 retail franchises, with additional sales through trade shows, wholesale, and e-commerce. Additionally, Mr. de Beer functions include overseeing and coordinating HR, Legal fundraising, reporting, public relations, press releases, budgets, trade show operations, retail operations, wholesale operations, product development, and other business functions, such as supervising a staff of 18 and coordinating a 7-member Board. Mr. de Beer was previously with Idearc Media employed as a Product Manager & Senior Software Development Manager, Switchboard.com (formerly part of InfoSpace), where he directed development of local search and Internet Yellow Pages websites for Verizon US and Canada.

Mr. Franklin - Mr. Franklin is a former professional athlete who was drafted by the Cincinnati Reds in 1993. During his time playing professional baseball, Mr. Franklin developed a strong work ethic, a strong drive for success and the ability to succeed under pressure. Thereafter, Mr. Franklin worked in various contracting fields, and became certified in diagnosing, repairing, and installing HVAC electrical units. During the last five years, Mr. Franklin has been the owner/operator of a very successful contracting company which excels in building and maintaining strong positive relationships with potential and current clients, builders, vendors and suppliers. Mr. Franklin effectively manages all aspects of projects from inception to completion.

Identify Significant Employees

We have no significant employees other than Joel Franklin, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Franklin (1)	2009
	2008	-	-	-	-	-	-	-	-
Raul Getino(2)	2009
	2008

Narrative Disclosure to Summary Compensation Table

(1)

On November 16, 2009, the Company issued 250,000 shares of its common stock, par value $0.001, to Joel Franklin, the Registrant’s Chief Executive Officer, as a one-time bonus. The shares were valued at $50,000, or $0.20 per share.

(2)

On September 14, 2009, Mr. Raul Getino resigned from all positions with the Company.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2009 and 2008.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Luniel de Beer 42016 N. Anthem Heights Dr. Anthem, AZ 85086	15,000,000	41.20%

(1)

Applicable percentage of ownership is based on 37,350,000 shares of common stock outstanding on December 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on December 31, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Joel Franklin	250,000.006%

Common Stock	Luniel de Beer	15,000,000	41.20%

Common Stock	Raul Getino(1)	0	0%

Common Stock	Directors and Officers as a Group	15,250,000	41.21%

Narrative to Security Ownership of Management Table

(1)

On September 14, 2009, Mr. Raul Getino resigned from all positions with the Company.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Mr. Franklin is not “independent”, as he is our sole executive officer in addition to being a member of the board of Directors. Mr. de Beer is an “independent” director.

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$11,850	$7,500
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$11,850	$7,500

Audit Fees

During the fiscal year ended December 31, 2009, we incurred approximately $11,850 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

During the fiscal year ended December 31, 2008, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $nil.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil.

PART IV

ITEM 15. EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Balance Sheets of Pacific Blue Energy Corp., as of December 31, 2009 and 2008, the Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the years ended December 31, 2009 and 2008, and the period from inception of development stage to December 31, 2009 together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on September 5, 2007 as part of our Registration Statement on Form 10SB.
3.2	Restated Articles of Incorporation	Filed with the SEC on October 29, 2009 as part of our Current Report on Form 8-K.
3.3	Bylaws	Filed with the SEC on September 5, 2007 as part of our Registration Statement on Form 10SB.
10.1	Subscription Agreement between PBEC and Jesse MacNeill dated November 17, 2009	Filed with the SEC on November 17, 2009 as part of our Current Report on Form 8-K.
10.2	Product Sales Agreement between PBEC and Siliken Renewable Energy dated December11, 2009	Filed with the SEC on December 11, 2009 as part of our Current Report on Form 8-K.
10.3	Subscription Agreement between PBEC and Christopher S. Bright dated January 28, 2010.	Filed with the SEC on January 28, 2010 as part of our Current Report on Form 8-K.
10.4	Subscription Agreement between PBEC and Christopher S. Bright dated February 23, 2010	Filed with the SEC on February 23, 2010 as part of our Current Report on Form 8-K.
10.5	Office Lease Agreement	Filed with the SEC on March 22, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 9, 2009 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: April 7, 2010

/s/ Joel Franklin

By: Joel Franklin

Its: President and Principal Executive Officer

Dated: April 7, 2010

/s/ Joel Franklin

By: Joel Franklin

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 7, 2010

/s/ Joel Franklin

Joel Franklin, Director

Dated: April 7, 2010

/s/ Luniel de Beer

Luniel de Beer, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.