Form 10-Q
period 2010-03-31
PACIFIC BLUE ENERGY CORP.
filed 2010-05-13
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-1145876

PACIFIC BLUE ENERGY CORP.

(Name of small business issuer in its charter)

Nevada	20-8766002
(State of incorporation)	(I.R.S. Employer Identification No.)

1016 W. University Ave. Ste. 218

Flagstaff, AZ 86001

 (Address of principal executive offices)

(623) 221-5546

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes      . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     . Yes  X . No

As of May 11, 2010, there were 38,749,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

PACIFIC BLUE ENERGY CORP. *

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “PBEC”, “we”, “us” and “our” are references to Pacific Blue Energy Corp.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2010 $	December 31, 2009 $

ASSETS

Cash	19,678	2,448

Total Assets	19,678	2,448

LIABILITIES

Current liabilities
Accounts Payable	8,909	22,072
Accrued Liabilities	11,000	–
Due to Related Parties	33,725	5,025

Total Liabilities	53,634	27,097

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 290,000,000 shares, par value of $0.001
Issued and outstanding: 37,475,000 and 37,350,000 common shares, respectively	37,475	37,350
Common Stock Subscribed	20,000	–
Additional Paid-In Capital	111,939	87,064
Deficit accumulated during the exploration stage	(203,370)	(149,063)

Total Stockholders’ Deficit	(33,956)	(24,649)

Total Liabilities and Stockholders’ Deficit	19,678	2,448

(The accompanying notes are an integral part of these financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2010 $	For the Three Months Ended March 31, 2009 $	Accumulated from April 3, 2007 (Date of Inception) to March 31, 2010 $

Revenue	–	–	–

Operating Expenses
General and Administrative	9,757	420	36,238
Management Fees	20,500	900	93,457
Professional Fees	24,050	4,200	73,675

Total Operating Expenses	54,307	5,520	203,370

Net Loss	(54,307)	(5,520)	(203,370)

Net Loss per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding – Basic and Diluted	37,436,111	37,000,000

(The accompanying notes are an integral part of these financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from April 3, 2007 (Date of Inception) to March 31, 2010
	$	$	$

Operating Activities

Net loss for the period	(54,307)	(5,520)	(203,370)

Adjustments to net loss relating to non-cash operating items:
Shares issued for services	–	–	50,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,163)	(200)	19,909
Due to a related party	–	3,700	–

Net Cash Used In Operating Activities	(56,470)	(2,020)	(133,461)

Financing Activities

Proceeds from related parties	28,700	–	51.139
Proceeds from common share issuances	25,000	–	82,000
Proceeds from common shares subscribed	20,000	–	20,000

Net Cash Provided By Financing Activities	73,700	–	153,139

Increase in Cash	17,230	(2,020)	19,678

Cash – Beginning of Period	2,448	4,073	–

Cash – End of Period	19,678	2,053	19,678

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2010, the Company had a working capital deficit of $33,956 and an accumulated deficit of $203,370. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

 Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Recently Adopted Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

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

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

3.

Related Party Transactions

a)

As at March 31, 2010, the Company owed $23,725 (December 31, 2009 - $5,025) to a shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2010, the Company owed $10,000 (December 31, 2009 - $nil) to a shareholder of the Company. The amount owing is unsecured, non-interest bearing and due on demand.

4.

Common Stock

a)

On January 28, 2010, the Company issued 125,000 common shares of the Company at $0.20 per common share for proceeds of $25,000.

b)

On February 11, 2010, the Company received proceeds of $20,000 for the issuance of 100,000 common shares which were issued in April 2010. See Note 5.

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

5.

Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through May 11, 2010, the date of issuance of the financial statements, and did not have any material recognizable subsequent events other than the noted:

On April 5, 2010, the Company acquired 100% of the membership interests of Ship Ahoy, LLC, an Arizona limited liability company in exchange for $300,000 and the issuance of 1,000,000 common shares of the Company.

On April 21, 2010, the Company issued 174,000 common shares for proceeds of $57,000, of which $20,000 was received prior to March 31, 2010.

On May 5, 2010, the Company issued 100,000 common shares at $1.20 per share for consulting services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

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

CURRENT BUSINESS OPERATIONS

We have begun the process of approaching potential investment partners and have also begun seeking out potential opportunities, including joint venture opportunities, to move forward with our new business model. We will attempt to finance our operations through a combination of privately placed debt and/or equity. And with the recent alignment of a number of positive factors including technical advances, tax incentives, rising environmental awareness and the state of the economy; the availability of clean, affordable, solar- and wind-powered electricity to power homes and small businesses is becoming a reality.

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

Description of Business

Effective as of March 31, 2010, the Company has completed the following:

Effective November 6, 2009, the Registrant implemented a 4-for-1 forward split of its issued and outstanding shares of common stock, whereby every share of common stock held was exchanged for 4 shares of common stock. As a result, the issued and outstanding shares of common stock was increased from 9,250,000 prior to the forward split to 37,000,000 immediately following the forward split.

On December 7, 2009, Siliken Renewable Energy, Inc. entered into a Product Sales Agreement with Pacific Blue Energy Corp., pursuant to which the Company will purchase products manufactured by Siliken. Siliken is in the business of manufacturing and selling photovoltaic modules and related products, namely solar panels, inverters and racking.

Subsequent to March 31, 2010:

On April 5, 2010, Pacific Blue Energy Corp., a Nevada corporation, (the “Registrant”) closed a Membership Interest Purchase Agreement (the "MIPA"), whereby the Registrant acquired 100% of the membership interests in Ship Ahoy, LLC, a Arizona limited liability company ("Ship Ahoy").

Ship Ahoy's assets consist of approximately 154 acres of land located 30 miles east of Flagstaff, Arizona, in Coconino County, the land is more specifically described by Assessor's Parcel Number 406-07-004 (the "Property"). Additionally, Ship Ahoy owns a 52.5% economic interest in a wind farm project know as the Sunshine Wind Park (the "Sunshine Wind Park") which is also to be located in Coconino County, Arizona. The economic interest in the Sunshine Wind Park grants Ship Ahoy the right to a continuing 52.5% interest in connection with the development of the Sunshine Wind Park.

The Registrant acquired 100% of the Membership Interests of Ship Ahoy for consideration consisting of: (i) three hundred thousand dollars ($300,000); and, (ii) the issuance of one million restricted shares (1,000,000) of the Registrant's common stock, par value $0.001.

On April 7, 2010, the Board of Directors of the Registrant nominated Mr. George M. Buckingham to become the Company’s Chief Operating Officer. On April 7, 2010, Mr. Buckingham accepted the appointment.

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

It is anticipated that funding for the next twelve months will be required to maintain our operations. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2010. We may also use various debt instruments as well as public offerings to raise needed capital during 2010. There can be no assurance, however, that any of these methods of financing will be successful in helping fund our operations.

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

Environmental Issues and Regulations

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

Renewable Energy Certificates

In addition, several states have adopted renewable portfolio standards (“RPS”), which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. A utility can receive “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party. This Renewable Energy Credit allows the utility to add this electricity to its RPS requirement total without actually expending the capital for generating facilities.

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

Offices

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

Employees; Identification of Certain Significant Employees

Joel Franklin, our chief executive officer and director devotes approximately 60 hours a week of his time to our operations. We currently have no other employees, other than our officers and directors. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

RESULTS OF OPERATIONS

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2010 were $54,307 compared with $5,520 for the three months ended March 31, 2009. The increase of $48,787 was attributed to management fees of $20,500 payable at $6,000 per month to the Company’s President in addition to $2,500 of management bonus that was paid during the current quarter, and increase of $19,850 of professional costs relating to legal, accounting, and audit expenses resulting from the Company’s Form 10-K filing for December 31, 2009 and legal costs incurred for share issuances during the current quarter.

Liquidity and Capital Resources

As at March 31, 2010, the Company’s cash balance and total assets were $19,678 compared to $2,448 as at December 31, 2009. The increase in total assets is attributed to the cash proceeds received from the issuance of common shares during the period along with proceeds from loans payable. As at March 31, 2010, the Company had total liabilities of $53,634 compared with total liabilities of $27,097 as at December 31, 2009. The increase in total liabilities is attributed to issuances of loans payable totaling $28,700 during the period along with increase of $11,000 in accrued liabilities relating to accrued accounting and audit fees incurred by the Company. This was offset by a decrease of $13,163 of accounts payable due primarily to the payment of outstanding expenditures from the cssh financing received from the Company during the period.

Cashflow from Operating Activities

During the three months ended March 31, 2010, the Company used $56,470 of cash for operating activities compared to the use of $2,020 of cash for operating activities during the three months ended March 31, 2009. The increase in the use of cash for operating activities was attributed to higher levels of operating activity for the Company during fiscal 2010 based on the fact that the Company had new financing during the period.

Cashflow from Financing Activities

During the three months ended March 31, 2010, the Company received $73,700 of proceeds from financing activities compared to $nil during the three months ended March 31, 2009. The increase in the proceeds received from financing activities was attributed to $28,700 in financing from loans payable, received of $25,000 in common shares issuances, and $20,000 in common stock subscriptions for common shares that were issued subsequent to March 31, 2010.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 8, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Sales of Equity Securities for Cash:

On January 27, 2010, the Registrant issued 125,000 shares of its common stock to Christopher S. Bright in exchange for $25,000.

On February 8, 2010, the Company accepted $20,000 from Christopher S. Bright in exchange for 100,000 shares of the Registrant’s common stock, par value $0.001.

2.

Issuance of Equity Securities in exchange for services:

None.

3.

Convertible Securities:

None.

4.

Outstanding Warrants:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on October 29, 2009.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
10.01	Subscription Agreement between PBEC and Jesse MacNeill dated November 17, 2009	Filed with the SEC on November 17, 2009 as part of our Current Report on Form 8-K.
10.02	Product Sales Agreement between PBEC and Siliken Renewable Energy dated December11, 2009	Filed with the SEC on December 11, 2009 as part of our Current Report on Form 8-K.
10.03	Subscription Agreement between PBEC and Christopher S. Bright dated January 28, 2010.	Filed with the SEC on January 28, 2010 as part of our Current Report on Form 8-K.
10.04	Subscription Agreement between PBEC and Christopher S. Bright dated February 23, 2010	Filed with the SEC on February 23, 2010 as part of our Current Report on Form 8-K.
10.05	Office Lease Agreement	Filed with the SEC on March 22, 2010 as part of our Current Report on Form 8-K.
10.06	Membership Interest Purchase Agreement	Filed with the SEC on April 8, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 9, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: May 11, 2010

By:

/s/ Joel Franklin

JOEL FRANKLIN

President and CEO