Form 10-Q
period 2010-06-30
PACIFIC BLUE ENERGY CORP.
filed 2010-08-17
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(602) 910-2114

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 16, 2010, there were 40,749,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

PACIFIC BLUE ENERGY CORP. *

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “PBEC”, “we”, “us” and “our” are references to Pacific Blue Energy Corp.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2010

Balance Sheets (unaudited)

5

Statements of Operations (unaudited)

6

Statements of Cash Flows (unaudited)

7

Notes to the Financial Statements (unaudited)

8

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010 $	December 31, 2009 $

ASSETS

Cash	1,241,048	2,448

Total Current Assets	1,241,048	2,448

Property and Equipment	49,158	–
Investment in Wind Energy Project	1,005,000	–

Total Assets	2,295,206	2,448

LIABILITIES

Current liabilities
Accounts Payable	10,871	22,072
Loan Payable	–	5,025

Total Liabilities	10,871	27,097

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 290,000,000 shares, par value of $0.001
Issued and outstanding: 39,249,000 and 37,350,000 common shares	39,249	37,350
Common Stock Subscribed	1,240,000	–
Additional Paid-In Capital	1,492,544	87,064
Deficit accumulated during the development stage	(487,458)	(149,063)

Total Stockholders’ Equity (Deficit)	2,284,335	(24,649)

Total Liabilities and Stockholders’ Equity (Deficit)	2,295,206	2,448

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2010 $	For the Three Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2009 $	Accumulated from April 3, 2007 (Date of Inception) to June 30, 2010 $

Revenue	–	–	–	–	–

Operating Expenses
Consulting Fees	202,288		202,288		202,288
General and Administrative	41,565	4,475	51,322	10,095	77,803
Management Fees	28,085	–	48,585	–	121,542
Professional Fees	12,150	–	36,200	–	85,825

Total Operating Expenses	284,088	4,475	338,395	10,095	487,458

Net Loss	(284,088)	(4,475)	(338,395)	(10,095)	(487,458)

Net Loss per Share – Basic and Diluted	(0.01)	–	(0.01)	–

Weighted Average Shares Outstanding – Basic and Diluted	38,681,374	37,000,000	38,062,182	37,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Accumulated from April 3, 2007 (Date of Inception) to June 30, 2010
	$	$	$

Operating Activities

Net loss for the period	(338,395)	(10,095)	(487,458)

Adjustments to net loss relating to non-cash operating items:
Shares issued for services	120,000	–	170,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(11,201)	3,200	10,871
Due to a related party	–	4,800	–

Net Cash Used In Operating Activities	(229,596)	(2,095)	(306,587)

Investing Activities

Purchase of equipment	(49,158)	–	(49,158)
Net cash paid for acquisition	(299,622)	–	(299,622)

Net Cash Used In Investing Activities	(348,780)	–	(348,780)

Financing Activities

Proceeds from loan payable	332,225	–	33,725
Repayment of loan payable	(337,250)	–	(33,725)
Proceeds from related parties	–	–	17,414
Proceeds from common shares issuances	582,001	–	639,001
Proceeds from common shares subscribed	1,240,000	–	1,240,000

Net Cash Provided By Financing Activities	1.816,975	–	1,896,415

Increase in Cash	1,238,600	(2,095)	1,241,048

Cash – Beginning of Period	2,448	4,073	–

Cash – End of Period	1,241,048	1,978	1,241,048

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

Pacific Blue Energy Corp. (formerly Descanso Agency Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007. The Company is a development stage company that intends to acquire and exploit oil and gas properties.  On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of June 30, 2010, the Company had an accumulated deficit of $487,458. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ship Ahoy LLC.  All intercompany transactions have been eliminated. The Company’s fiscal year-end is December 31.

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

c)

Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, land, investment in wind energy project, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

3.

Acquisition of Ship Ahoy LLC

On April 5, 2010, the Company acquired a 100% interest in the outstanding members’ shares of Ship Ahoy LLC (“Ship Ahoy”), a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.

The common shares issued to Ship Ahoy shareholders were determined to have a fair value of $705,378.  The purchase price was allocated to the following assets and liabilities:

$
Purchase price

Cash	300,000
1,000,000 common shares	705,378

1,005,378

Fair value of Ship Ahoy net assets

Cash and cash equivalents	378
Land	591,000
Interest in Sunshine Wind Park	414,000

1,005,378

The determination of the fair value of the Ship Ahoy net assets were obtained through an independent valuation from management subsequent to the date of acquisition.  The valuation of the common shares issued as part of the acquisition was determined using the fair value of the Company’s trading price on the date of acquisition less a 25% discount to reflect the fact that the common shares issued were restricted for resale.

4.

Loan Payable

As at June 30, 2010, the Company owed $nil (December 31, 2009 - $5,025) to a shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

5.

Common Stock

a)

On January 28, 2010, the Company issued 125,000 common shares of the Company at $0.20 per common share for proceeds of $25,000.

b)

On February 11, 2010, the Company received proceeds of $20,000 for the issuance of 100,000 common shares which were issued in April 2010.

c)

On April 20, 2010, the Company issued 1,000,000 common shares to the shareholders of Ship Ahoy as part of acquisition as noted in Note 3.

d)

On April 21, 2010, the Company issued 174,000 common shares of the Company for proceeds of $57,000.

e)

On May 5, 2010, the Company issued 100,000 common shares of the Company to settle consulting services with a fair value of $120,000, based on ending market prices of the Company’s common shares.

f)

On May 19, 2010, the Company issued 500,000 common shares at $1.00 per share for proceeds of $500,000.

g)

As at June 30, 2010, the Company received $1,240,000 of common stock subscriptions for the future issuance of common shares.

6.

Subsequent Events

a)

On July 16, 2010, the Company issued 700,000 common shares at $1.00 per common share for proceeds of $700,000, which were received as at June 30, 2010.  Refer to Note 4(g).

b)

On August 5, 2010, the Company issued 800,000 common shares at $1.00 per share for proceeds of $800,000, of which $540,000 was received as at June 30, 2010.  Refer to Note 4(g).

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

GENERAL

The Company was incorporated in the State of Nevada on April 3, 2007 under the name Descanso Agency, Inc. We originally incorporated to enter the travel industry by establishing a specialized service travel company that serves the needs of Mexican and United States wedding planners, travel agents, and clients seeking upscale personal attention at unique hotels and spas located in Mexico. Our core business plan was intended to focus on the wedding and party destination travel. However, due to a lack of available financing, the Company ceased its operations relating to the travel industry in September 2009 and began seeking out viable alternatives.

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

CURRENT BUSINESS OPERATIONS

We have begun the process of approaching potential investment partners and have also begun seeking out potential opportunities, including joint venture opportunities, to move forward with our new business model. We will attempt to finance our operations through a combination of privately placed debt and/or equity. With the recent alignment of a number of positive factors including technical advances, tax incentives, rising environmental awareness and the state of the economy, the availability of clean, affordable, solar- and wind-powered electricity to power homes and small businesses is becoming a reality.

On December 7, 2009, we entered into a Product Sales Agreement (the "Agreement") with Siliken Renewable Energy, Inc. ("Siliken"), pursuant to which the Company was to purchase and sell products manufactured by Siliken. Siliken is in the business of manufacturing and selling photovoltaic modules and related products, namely solar panels, inverters and racking ("Products").

We believe that we are positioning the Company to take advantage of technological advances, recent federal renewable energy and other tax incentives, and a revitalized interest in the environment that will drive the coming surge in the U.S. and global alternative/renewable energy market.

Description of Business

Effective as of June 30, 2010, the Company has completed the following:

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

Quarterly Developments:

On April 5, 2010, the Company closed a Membership Interest Purchase Agreement (the "MIPA"), whereby the we acquired 100% of the membership interests in Ship Ahoy, LLC, an Arizona limited liability company ("Ship Ahoy"). Ship Ahoy's assets consist of approximately 154 acres of land located 30 miles east of Flagstaff, Arizona, in Coconino County, the land is more specifically described by Assessor's Parcel Number 406-07-004 (the "Property"). Additionally, Ship Ahoy owns a 52.5% economic interest in a wind farm project know as the Sunshine Wind Park (the "Sunshine Wind Park") which is also to be located in Coconino County, Arizona. The economic interest in the Sunshine Wind Park grants Ship Ahoy the right to a continuing 52.5% interest in connection with the development of the Sunshine Wind Park. We acquired 100% of the Membership Interests of Ship Ahoy for consideration consisting of: (i) three hundred thousand dollars ($300,000); and, (ii) the issuance of one million restricted shares (1,000,000) of the Registrant's common stock, par value $0.001.

On April 7, 2010, the Board of Directors of the Company nominated Mr. George M. Buckingham to become the Company’s Chief Operating Officer. On April 7, 2010, Mr. Buckingham accepted the appointment.

On May 10, 2010, the Company entered into a Joint Venture Agreement (the "Agreement") with Patriot Solar, Inc., an Arizona based corporation ("Patriot"). Pursuant to the terms and conditions of the Agreement, Patriot shall identify potential private commercial solar projects in Arizona, Nevada, Utah and Texas and the Company shall have the first right of refusal for a period of two years to provide financing for such projects. Upon acceptance of any such project by the Company, Patriot will have responsibility for all engineering calculations, engineering design, procurement, construction, permitting, REC filings, interconnection agreements and on-going operations and maintenance and the Company shall be responsible for all cost associated with the  development of any such project. The term of the Agreement is for an initial two year period with an option to extend for an addition one year period.

Subsequent to June 30, 2010:

On July 16, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement") with Sonoran Trails, LLC, an Arizona limited liability company ("Sonoran") for the purchase of approximately 100 acres of land located in Maricopa County, Arizona, for an aggregate consideration of $850,000. The Company has tendered a $20,000 earnest money deposit (the “Deposit”), which allows the Company time to enter upon the property to make inspections, studies, surveys, and tests prior to the closing of the sale upon the terms and conditions mentioned in the Purchase Agreement. The Deposit is refundable to the Company until August 12, 2010, during such period the Company shall determine whether the Property is suitable for purchase with respect to all matters and complete certain closing conditions (the “Feasibility Period”).

On July 27, 2010, the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Siliken Renewable Energy, Inc. ("Siliken"). Pursuant to the terms and conditions of the Cooperation Agreement, Siliken and the Company shall jointly collaborate to submit a proposal to Arizona Public Service (“APS”) to build a solar energy project (the “Sunshine Solar Farm”) to be developed on approximately 154 acres in Coconino County, Arizona. Should the proposal to APS be accepted, the Parties have agreed that the development of the Sunshine Solar Farm shall be further defined and set forth in a definitive agreement, to be negotiated, agreed to, and executed by both Siliken and the Company.

On July 29, 2010, the Company entered into that certain Consulting Agreement (the “Agreement”) with Mr. Yoram Gordon (“Mr. Gordon”) pursuant to which Mr. Gordon shall offer research services regarding the Company’s operations to the Company for a period of one (1) year in exchange for a monthly salary of $2,500, and a warrant to purchase 10,000 shares of the Company’s common stock issued at the end of the fiscal year, per the terms and conditions set forth in the Gordon Agreement.

Our Strategy

As opportunities become available and appear attractive to our management, we will attempt to raise such funds necessary to conduct the appropriate due diligence and research to determine if it would be beneficial to the Company in both the short and long term. Our current management believes that current market conditions are creating situations that could result in the opportunity for viable opportunities as an alternative energy company.

It is anticipated that funding for the next twelve months will be required to maintain our operations. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2010. We may also use various debt instruments as well as public offerings to raise needed capital during 2010. There can be no assurance; however, that any of these methods of financing will be successful in helping fund our operations.

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

Ultimately, federal and state government, and locally sponsored support for the solar industry is expected to reduce or stop. At or before that time, solar technologies must be priced, as a function of purchase price and performance, to compete cost effectively with traditional electricity generating technologies.

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

Offices

Our offices are currently located at 1016 W. University Avenue, Suite 218 in Flagstaff, AZ and our telephone number is (602) 910-2114. As of the date of this filing, we have not sought to move or change our office site.  We rent, on a monthly basis, approximately 189 square feet of industrial/office space for $274.05 per month. The space we lease is utilized for general office purposes. It is our belief that the our space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not own any real estate.

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

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2010 were $338,395 compared with $10,095 for the six months ended June 30, 2009. The increase of $328,300 was attributed to management fees of $48,585 payable at $6,000 per month to the Company’s President plus expenditures, increase in general and administrative costs of $41,227 due to costs incurred with respect to the acquisition of Ship Ahoy LLC, consulting fees of $202,288, and an increase of $36,200 of professional costs relating to legal, accounting, and audit expenses resulting from the Company’s SEC filings.

Liquidity and Capital Resources

As at June 30, 2010, the Company’s cash balance was $1,241,048 and total assets were $2,295,206 compared to $2,448 in cash balance and total assets as at December 31, 2009.  The increase in cash is attributed to private placement financing of common shares of $1,240,000 that was received for future share issuances.  The increase in total assets is attributed to the $1,240,000 of cash received from financing, purchase of equipment of $49,158, and acquisition of the wind energy assets valued at $1,005,000 during the period.

As at June 30, 2010, the Company had total liabilities of $10,871 compared with total liabilities of $27,097 as at December 31, 2009. The decrease in total liabilities is attributed to payments of outstanding obligations as the Company raised new financing during the period, as well as repayment of outstanding loans payable.

Cashflow from Operating Activities

During the six months ended June 30, 2010, the Company used $229,596 of cash for operating activities compared to the use of $2,095 of cash for operating activities during the six months ended June 30, 2009. The increase in the use of cash for operating activities was attributed to higher levels of operating activity for the Company during fiscal 2010 based on the fact that the Company had new financing during the period.

Cashflow from Investing Activities

During the six months ended June 30, 2010, the Company used $348,780 of cash for investing activities compared to the use of $nil of cash for investing activities during the six months ended June 30, 2009. The increase in the use of cash for operating activities was attributed to net cash use of $299,622 for the acquisition of Ship Ahoy (payment of $300,000 less $378 of cash received from Ship Ahoy’s bank accounts) and $49,158 for the purchase of a company vehicle.

Cashflow from Financing Activities

During the six months ended June 30, 2010, the Company received $1,816,975 of proceeds from financing activities compared to $nil during the six months ended June 30, 2009. The increase in the proceeds received from financing activities was attributed to $582,001 of cash received for the issuance of common shares and $1,240,000 received for the future issuance of common shares.

Going Concern

 We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Critical Accounting Policies

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

The Company’s financial instruments consist principally of cash, land, investment in wind energy project, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Sales of Equity Securities for Cash:

•

On April 8, 2010, the Company sold 24,000 shares of the Company's common stock at $0.50 per share to Christopher Bright for total proceeds of $12,000 pursuant to Section 4(2) and/or Regulation D.

•

On April 9, 2010, the Company sold 50,000 shares of the Company's common stock at $0.50 per share to Jeffrey Zimmerman for total proceeds of $25,000 pursuant to Section 4(2) and/or Regulation D.

2.

Issuance of Equity Securities in exchange for services:

•

On April 16, 2010, the Company issued 100,000 shares of the Company's common stock at $0.50 per share to Corey Whitehead pursuant to Section 4(2) and/or Regulation D for consulting services.

3.

Convertible Securities:

None.

4.

Outstanding Warrants:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on October 29, 2009.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
10.01	Membership Interest Purchase Agreement	Filed with the SEC on April 8, 2010 as part of our Current Report on Form 8-K.
10.02

Promissory Note ($250,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Current Report on Form 8-K.
10.03	Joint Venture Agreement between PBEC and Patriot Solar Inc. dated May 10, 2010.	Filed with the SEC on May 11, 2010 as part of our Current Report on Form 8-K.
10.04	Purchase and Sale Agreement between PBEC and Sonoran Trails, LLC dated July 16, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.05	Cooperation Agreement between PBEC and Siliken Renewable Energy, Inc. dated July 27, 2010.	Filed with the SEC on July 29, 2010 as part of our Current Report on Form 8-K.
10.06	Consulting Agreement between PBEC and Yoram Gordon dated July 29, 2009.	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: August 16, 2010

By:

/s/ Joel Franklin

JOEL FRANKLIN

President and CEO