Form 10-Q/A
period 2010-06-30
PACIFIC BLUE ENERGY CORP.
filed 2010-08-17
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

(Amendment No. 1)

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

  X  . Yes           . No

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

As of August 17, 2010, there were 40,749,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

________________________________________________________________________________________________________

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2010 (“Form 10-Q”) is being filed by the Registrant to correct Item 6: Exhibits of Part II, found in the Registrant’s Form 10-Q filed with the SEC on August 16, 2010. Only Item 6 of the Form 10-Q is being re-filed.

________________________________________________________________________________________________________

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on October 29, 2009.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
10.1	Subscription Agreement between PBEC and Jesse MacNeill dated November 17, 2009	Filed with the SEC on November 17, 2009 as part of our Current Report on Form 8-K.
10.2	Product Sales Agreement between PBEC and Siliken Renewable Energy dated December11, 2009	Filed with the SEC on December 11, 2009 as part of our Current Report on Form 8-K.
10.3	Subscription Agreement between PBEC and Christopher S. Bright dated January 28, 2010.	Filed with the SEC on January 28, 2010 as part of our Current Report on Form 8-K.
10.4	Subscription Agreement between PBEC and Christopher S. Bright dated February 23, 2010	Filed with the SEC on February 23, 2010 as part of our Current Report on Form 8-K.
10.5	Office Lease Agreement	Filed with the SEC on March 22, 2010 as part of our Current Report on Form 8-K.
10.6	Membership Interest Purchase Agreement	Filed with the SEC on April 8, 2010 as part of our Current Report on Form 8-K.
10.7

Promissory Note ($50,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Current Report on Form 8-K.
10.8

Promissory Note ($250,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Current Report on Form 8-K.

10.9	Joint Venture Agreement between PBEC and Patriot Solar Inc. dated May 10, 2010.	Filed with the SEC on May 11, 2010 as part of our Current Report on Form 8-K.
10.10	Subscription Agreement between PBEC and Northlake Equities, Ltd. dated May 10, 2010.	Filed with the SEC on May 19, 2010 as part of our Current Report on Form 8-K.
10.11	Subscription Agreement between PBEC and Medford Financial, Ltd. dated June 21, 2010.	Filed with the SEC on July 1, 2010 as part of our Current Report on Form 8-K.
10.12	Advisory Board Agreement between PBEC and Dale Gray dated July 6, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.13	Advisory Board Agreement between PBEC and Yoram Gordon dated July 14, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.14	Purchase and Sale Agreement between PBEC and Sonoran Trails, LLC dated July 16, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.15	Cooperation Agreement between PBEC and Siliken Renewable Energy, Inc. dated July 27, 2010.	Filed with the SEC on July 29, 2010 as part of our Current Report on Form 8-K.
10.16	Subscription Agreement between PBEC and Strand Group Ltd. dated August 3, 2010.	Filed with the SEC on August 6, 2010 as part of our Current Report on Form 8-K.
10.17	Subscription Agreement between PBEC and Seacrest Ventures, Ltd. dated August 4, 2010.	Filed with the SEC on August 6, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: August 17, 2010

By:

 /s/ Joel Franklin

JOEL FRANKLIN

President and CEO

3