Form 10-Q
period 2010-09-30
PACIFIC BLUE ENERGY CORP.
filed 2010-11-15
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-1145876

PACIFIC BLUE ENERGY CORP.

(Name of small business issuer in its charter)

Nevada	20-8766002
(State of incorporation)	(I.R.S. Employer Identification No.)

1016 W. University Ave. Ste. 209

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

  X  . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes           .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X  .  No

As of November 12, 2010, there were 41,029,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

PACIFIC BLUE ENERGY CORP. *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pacific Blue Energy Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “PBEC”, “we”, “us” and “our” are references to Pacific Blue Energy Corp.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Exploration Stage Company)

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010 $	December 31, 2009 $

ASSETS

Cash	998,142	2,448
Prepaid expense	50,000

Total Current Assets	1,048,142	2,448

Property and Equipment	1,050,062	–

Total Assets	2,098,204	2,448

LIABILITIES

Current liabilities
Accounts Payable and Accrued Liabilities	6,507	22,072
Due to Related Party	14,467	–
Loan Payable	–	5,025

Total Liabilities	20,974	27,097

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 290,000,000 shares, par value of $0.001
Issued and outstanding: 41,009,000 and 37,350,000 common shares, respectively	41,009	37,350
Common Stock Issuable	22,000	–
Additional Paid-In Capital	3,289,784	87,064
Deficit accumulated during the exploration stage	(1,275,563)	(149,063)

Total Stockholders’ Equity (Deficit)	2,077,230	(24,649)

Total Liabilities and Stockholders’ Equity (Deficit)	2,098,204	2,448

Going Concern (Note 1)
Subsequent Events (Note 6)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2010 $	For the Three Months Ended September 30, 2009 $	For the Nine Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2009 $	Accumulated from April 3, 2007 (Date of Inception) to September 30, 2010 $

Revenue	–	–	–	–	–

Operating Expenses
Consulting Fees	431,588	–	633,876	–	633,876
General and Administrative	57,734	1,005	109,056	2,925	135,537
Management Fees	34,000	478	82,585	2,278	155,542
Professional Fees	265,203	7,250	301,403	13,525	351,028

Total Operating Expenses	788,525	8,733	1,126,920	18,728	1,275,983

Other income

Interest income	420	–	420	–	420

Net Loss	(788,105)	(8,733)	(1,126,500)	(18,728)	(1,275,563)

Net Loss per Share – Basic and Diluted	(0.02)	–	(0.03)	–

Weighted Average Shares Outstanding – Basic and Diluted	40,452,696	37,000,000	38,867,777	37,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from April 3, 2007 (Date of Inception) to September 30, 2010
	$	$	$
Operating Activities

Net loss for the period	(1,126,500)	(18,728)	(1,275,563)

Adjustments to net loss relating to non-cash operating items:
Amortization	4,096	–	4,096
Shares issued for services	441,000	–	491,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(15,565)	9,055	6,507

Net Cash Used In Operating Activities	(696,969)	(9,673)	(773,960)

Investing Activities

Deposit payment on property purchase	(50,000)	–	(50,000)
Purchase of equipment	(49,158)	–	(49,158)
Net cash paid for acquisition	(299,622)	–	(299,622)

Net Cash Used In Investing Activities	(398,780)	–	(398,780)

Financing Activities

Proceeds from loan payable	332,225	–	337,250
Repayment of loan payable	(337,250)	–	(337,250)
Proceeds from related parties	14,467	5,600	31,881
Proceeds from common shares issuances	2,082,001	–	2,139,001

Net Cash Provided By Financing Activities	2,091,443	5,600	2,170,882

Increase in Cash	995,694	(4,073)	998,142

Cash – Beginning of Period	2,448	4,073	–

Cash – End of Period	998,142	–	998,142

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.  Nature of Operations and Continuance of Business

Pacific Blue Energy Corp. (formerly Descanso Agency Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007. The Company is a development stage company that intends to acquire and exploration oil and gas properties.  On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2010, the Company had an accumulated deficit of $1,275,563. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

2.  Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2010, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

g)

Financial Instruments (continued)

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

h)

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  As of September 30, 2010 and December 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

i)

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

i)

Recent Accounting Pronouncements (continued)

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

1,005,378

The determination of the fair value of the Ship Ahoy net assets were obtained through an independent valuation subsequent to the date of acquisition.  The valuation of the common shares issued as part of the acquisition was determined using the fair value of the Company’s trading price on the date of acquisition less a 25% discount to reflect the fact that the common shares issued were restricted for resale. The $300,000 cash was issued as two notes which were subsequently paid off.

4.  Prepaid Deposits

On July 16, 2010, the Company entered into a purchase and sale agreement (the “Agreement”)with Sonoran Trails, LLC (“Sonoran”) to acquire 100 acres of property located in Maricopa County, Arizona (the “Gila Bend Property”) for proceeds of $850,000, of which $20,000 was paid as a deposit on the date of the Agreement and the remaining purchase price to be paid within 24 hours of the closing date of the acquisition, to be completed no later than September 10, 2010.  On August 16, 2010, the Company made a deposit payment of $75,000 as part of the Agreement.

On September 10, 2010, the Company and Sonoran amended the terms and conditions of the Agreement (the “Amended Agreement”) whereby the Company was granted an extension of the closing date of the acquisition from September 10, 2010 to December 10, 2010.  In exchange for the Company’s right to amend the original Agreement and extend the closing date of the acquisition, $50,000 of the $75,000 deposit was surrended to Sonoran  with the remaining $25,000 and a further $5,000 deposit (paid on September 24, 2010) to be held in escrow.

5.  Property and Equipment

	Cost $	Accumulated Depreciation $	2010 Net Carrying Value $	2009 Net Carrying Value $

Vehicle	49,158	4,096	45,062	–
Land	1,005,000	-	1,005,000	-

	1,054,158	4,096	1,050,062	–

PACIFIC BLUE ENERGY CORP.

(formerly Descanso Agency Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

6.  Loan Payable

As at September 30, 2010, the Company owed $nil (December 31, 2009 - $5,025) to a shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

7.  Related Party Transactions

a)

As at September 30, 2010, the Company owes $1,488 to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended September 30, 2010, the Company paid $24,000 (2009 - $nil) in management fees to the President and CEO of the Company.

c)

As at September 30, 2010, the Company owes $12,979 to a Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

8.  Common Stock

a)

On January 28, 2010, the Company issued 125,000 common shares of the Company at $0.20 per common share for proceeds of $25,000.

b)

On April 20, 2010, the Company issued 1,000,000 common shares to the shareholders of Ship Ahoy as part of acquisition as noted in Note 3.

c)

On April 21, 2010, the Company issued 174,000 common shares of the Company for proceeds of $57,000.

d)

On May 5, 2010, the Company issued 100,000 common shares of the Company to settle consulting services with a fair value of $120,000, based on ending market prices of the Company’s common shares.

e)

On May 19, 2010, the Company issued 500,000 common shares for proceeds of $500,000.

f)

On July 16, 2010, the Company issued 700,000 common shares for proceeds of $700,000.

g)

On August 5, 2010, the Company issued 800,000 common shares for proceeds of $800,000.

h)

On August 12, 2010, the Company issued 260,000 common shares of the Company to settle consulting and advisory services with a fair value of $299,000, based on the ending market price of the Company’s common shares on the date of issuance.

i)

As at September 30, 2010, the Company authorized the issuance of 20,000 common shares for services rendered with a fair value of $22,000 based on the ending market price of the Company’s common shares on the date of authorization. The amount is included in stockholders’ equity as common stock issuable at September 30, 2010.

9.  Subsequent Events

a)

On October 6, 2010, the Company issued 20,000 common shares to settle consulting and advisory services with a fair value of $22,000, as disclosed in Note 8 (i).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2010 were $1,126,920 compared with $18,728 for the nine months ended September 30, 2009. The increase of $1,108,192 was attributed to consulting fees of $633,876 which included $441,000 of services rendered that were settled by common shares of the Company and a $50,000 consulting fee to the holders of the Gila Bend Property as a fee to renegotiate the original terms of the purchase agreement, increase in management fees of $80,307 related to management fees paid to the Company’s President and Director of $6,000 per month plus expenditures, increase in general and administrative costs of $106,131 related to costs incurred with respect to the acquisition of Ship Ahoy LLC and the due diligence on the proposed acquisition of the Gila Bend Property, and an increase of $287,878 of professional costs relating to legal costs incurred with respect to SEC filings and private placement agreements.

Liquidity and Capital Resources

As at September 30, 2010, the Company’s cash balance was $998,142 and total assets were $2,098,204 compared to $2,448 in cash balance and total assets as at December 31, 2009.  The increase in cash is attributed to private placement financing of common shares of $2,082,000 during the nine months ended September 30, 2010 less expenditures incurred by the Company with respect to the deposit on the Gila Bend Property of $50,000, a consulting fee of $50,000 to renegotiate the original terms of the acquisition agreement, and general costs incurred with respect to the Company’s operations.  The increase in total assets is attributed to the cash received from issuance of common shares, purchase of equipment of $45,062 net of depreciation, deposit payments on the proposed purchase of Gila Bend Property of $50,000, and the acquisition of the wind energy assets valued at $1,005,000 during the period.

As at September 30, 2010, the Company had total liabilities of $20,974 compared with total liabilities of $27,097 as at December 31, 2009. The decrease in total liabilities is attributed to payments of outstanding obligations as the Company raised new financing during the period, as well as repayment of outstanding loans payable.

Cashflow from Operating Activities

During the nine months ended September 30, 2010, the Company used $696,969 of cash for operating activities compared to the use of $9,673 of cash for operating activities during the nine months ended September 30, 2009. The increase in the use of cash for operating activities was attributed to higher levels of operating activity for the Company during fiscal 2010 based on the fact that the Company had new financing during the period.

Cashflow from Investing Activities

During the nine months ended September 30, 2010, the Company used $398,780 of cash for investing activities compared to the use of $nil of cash for investing activities during the nine months ended September 30, 2009. The increase in the use of cash for operating activities was attributed to net cash use of $299,622 for the acquisition of Ship Ahoy (payment of $300,000 less $378 of cash received from Ship Ahoy’s bank accounts), a $50,000 deposit payment on the proposed purchase of the Gila Bend Property, and $49,158 for the purchase of a company vehicle.

Cashflow from Financing Activities

During the nine months ended September 30, 2010, the Company received $2,091,443 of proceeds from financing activities compared to $5,600 during the nine months ended September 30, 2009. The increase in the proceeds received from financing activities was attributed to $2,082,001 of cash received for the issuance of common shares and $14,467 of proceeds from related parties which were offset by the repayment of $5,025 of notes payable.

Quarterly Developments:

On July 6, 2010, the Company entered into an Advisory Board Agreement (the “Gray Advisory Agreement”) with Mr. Dale Gray (“Mr. Gray”) pursuant to which Mr. Gray shall offer business development services to the Company for a period of one (1) year in exchange for 10,000 restricted shares of the Common Stock of the Company, per the terms and conditions set forth in the Gray Advisory Agreement.

On July 14, 2010, the Company entered an Advisory Board Agreement (the “Gordon Advisory Agreement”) with Mr. Yoram Gordon (“Mr. Gordon”) pursuant to which Mr. Gordon shall offer business development services to the Company for a period of one (1) year in exchange for 10,000 restricted shares of the Common Stock of the Company, per the terms and conditions set forth in the Gordon Advisory Agreement.

On July 16, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement") with Sonoran Trails, LLC, an Arizona limited liability company ("Sonoran") for the purchase of approximately 100 acres of land located in Maricopa County, Arizona (the “Maricopa Property”), for an aggregate consideration of $850,000. The Company has tendered a $20,000 earnest money deposit (the “Deposit”), which allows the Company time to enter upon the property to make inspections, studies, surveys, and tests prior to the closing of the sale upon the terms and conditions mentioned in the Purchase Agreement. The Deposit was refundable to the Company until August 12, 2010, during such period the Company was to determine whether the Maricopa Property is suitable for purchase with respect to all matters and complete certain closing conditions.

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

On July 29, 2010, the Company entered into a Consulting Agreement (the “Gordon Consulting Agreement”) with Mr. Gordon pursuant to which Mr. Gordon shall offer research services regarding the Company’s operations to the Company for a period of one (1) year in exchange for a monthly salary of $2,500, and a warrant to purchase 10,000 shares of the Company’s common stock issued at the end of the fiscal year, per the terms and conditions set forth in the Gordon Consulting Agreement.

On August 10, 2010, the Company entered into an Advisory Board Agreement (the “Sagredos Advisory Agreement”) with Mr. George Sagredos (“Mr. Sagredos”) pursuant to which Mr. Sagredos shall offer objective information and advice to the Board of Directors of the Company for a period of one (1) year in exchange for 10,000 restricted shares of the Common Stock of the Company, per the terms and conditions set forth in the Sagredos Advisory Agreement.

On August 11, 2010, the Company entered into a Consulting Agreement (the “Sagredos Consulting Agreement”) with Mr. Sagredos pursuant to which Mr. Sagredos shall offer business development services to the Company for a period of six (6) months in exchange for 250,000 restricted shares of the Common Stock of the Company, per the terms and conditions set forth in the Sagredos Consulting Agreement.

On September 10, 2010, the Company executed the First Amendment to that certain Purchase and Sale Agreement and Termination of Option Agreement (the “Amendment and Termination Agreement”) by and among the Company, Sonoran, and Painted Rock, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Painted Rock”). The Amendment and Termination Agreement amends that certain Purchase Agreement entered into by the Parties dated as of July 16, 2010, pursuant to which the Company agreed to purchase from Sonoran the Maricopa Property, consisting of approximately 100 acres of real property in the town of Gila Bend, Maricopa County, Arizona. The Company’s interest therein was assigned to and assumed by Painted Rock who thereby agreed to purchase the Maricopa Property from Sonoran. Among other things, the Amendment and Termination Agreement extended the original closing date of the Purchase Agreement from September 10, 2010 to December 10, 2010.

Additionally, the Amendment and Termination Agreement effectively terminated that certain Option Agreement and Option Agreement Escrow entered into by and between the Company and Sonoran on August 11, 2010, pursuant to which the Company had the option to purchase four (4) parcels of land adjacent to the Option property (the “Optioned Land”) and the Company paid Sonoran seventy-five thousand dollars ($75,000) as consideration (the “Option Consideration”). Pursuant to the Amendment and Termination Agreement, the Company has no right, title, or interest in the Optioned Land, and Sonoran is entitled to keep fifty thousand dollars ($50,000) of the Option Consideration and the remaining twenty-five thousand dollars ($25,000) shall be credited as an earnest money deposit into the purchase agreement escrow.

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

Recent Accounting Standards

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the September 30, 2010, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 8, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 8, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on October 29, 2009.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on September 5, 2007.
10.1	Subscription Agreement between PBEC and Jesse MacNeill dated November 9, 2009	Filed with the SEC on November 17, 2009 as part of our Current Report on Form 8-K.
10.2	Product Sales Agreement between PBEC and Siliken Renewable Energy dated December 7, 2009	Filed with the SEC on December 11, 2009 as part of our Current Report on Form 8-K.
10.3	Subscription Agreement between PBEC and Christopher S. Bright dated January 27, 2010.	Filed with the SEC on January 28, 2010 as part of our Current Report on Form 8-K.
10.4	Subscription Agreement between PBEC and Christopher S. Bright dated February 8, 2010	Filed with the SEC on February 23, 2010 as part of our Current Report on Form 8-K.
10.5	Office Lease Agreement	Filed with the SEC on March 22, 2010 as part of our Current Report on Form 8-K.
10.6	Membership Interest Purchase Agreement	Filed with the SEC on April 8, 2010 as part of our Current Report on Form 8-K.

10.7

Promissory Note ($50,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Amended Current Report on Form 8-K/A.
10.8

Promissory Note ($250,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Amended Current Report on Form 8-K/A.
10.9	Joint Venture Agreement between PBEC and Patriot Solar Inc. dated May 10, 2010.	Filed with the SEC on May 11, 2010 as part of our Current Report on Form 8-K.
10.10	Subscription Agreement between PBEC and Northlake Equities, Ltd. dated May 10, 2010.	Filed with the SEC on May 19, 2010 as part of our Current Report on Form 8-K.
10.11	Subscription Agreement between PBEC and Medford Financial, Ltd. dated June 21, 2010.	Filed with the SEC on July 1, 2010 as part of our Current Report on Form 8-K.
10.12	Advisory Board Agreement between PBEC and Dale Gray dated July 6, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.13	Advisory Board Agreement between PBEC and Yoram Gordon dated July 14, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.14	Purchase and Sale Agreement between PBEC and Sonoran Trails, LLC dated July 16, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.15	Cooperation Agreement between PBEC and Siliken Renewable Energy, Inc. dated July 27, 2010.	Filed with the SEC on July 29, 2010 as part of our Current Report on Form 8-K.
10.16	Subscription Agreement between PBEC and Strand Group Ltd. dated August 3, 2010.	Filed with the SEC on August 6, 2010 as part of our Current Report on Form 8-K.
10.17	Subscription Agreement between PBEC and Seacrest Ventures, Ltd. dated August 4, 2010.	Filed with the SEC on August 6, 2010 as part of our Current Report on Form 8-K.
10.18	Advisory Board Agreement between the Company and George Sagredos dated August 10, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.19	Consulting Agreement between PBEC and George Sagredos dated August 11, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.20	Consulting Agreement between PBEC and Yoram Gordon dated July 29, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.21	Amendment and Termination Agreement dated September 10, 2010	Filed with the SEC on September 24, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: November 15, 2010

By:

 /s/ Joel Franklin

JOEL FRANKLIN

President and CEO