Form 10-K
period 2010-12-31
PACIFIC BLUE ENERGY CORP.
filed 2011-04-13
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

PACIFIC BLUE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-1145876	80-0647954
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1016 W. University Ave. Ste. 218 Flagstaff, AZ 86001 (Address of principal executive offices)

(602) 910-2114 (Registrant’s telephone number)

Copy of all Communications to:
Carrillo, Huettel & Zouvas, LLP
3033 Fifth Avenue, Suite 400 Telephone (619) 546-6100 Facsimile (619) 546-6060

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

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

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $30,677,010 based upon the price ($1.19) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded on the over-the-counter market and quoted on the Over-The-Counter Markets under the symbol “PBEC.”

As of April 5, 2011, there were 41,029,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PBEC”, “we”, “us” and “our” are references to Pacific Blue Energy Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.   BUSINESS

Description of Business

The Company was incorporated in the State of Nevada on April 3, 2007 under the name Descanso Agency, Inc.  We originally incorporated to enter into the travel industry by establishing a specialized service travel company that serves the needs of Mexican and United States wedding planners, travel agents, and clients seeking upscale personal attention at unique hotels and spas located in Mexico. Our core business plan was intended to focus on the wedding and party destination travel. However, due to a lack of available financing, the Company ceased its current operations in September 2009 relating to the travel industry and began seeking out viable alternatives.

On October 16, 2009, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name to Pacific Blue Energy Corp. The name change reflected the Company's refocused business as an independent alternative energy company.  We have begun the process of approaching potential investment partners and have also begun seeking out potential opportunities, including joint venture opportunities.  We will attempt to finance our operations through a combination of privately placed debt and/or equity.  With the recent alignment of a number of positive factors including technical advances, tax incentives, rising environmental awareness and the state of the economy, the availability of clean, affordable, solar and wind powered electricity to power homes and small businesses is becoming a reality.

Effective November 6, 2009, the Company implemented a 4-for-1 forward split of its issued and outstanding shares of common stock, whereby every share of common stock held was exchanged for 4 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 9,250,000 prior to the forward split to 37,000,000 immediately following the forward split.

On December 7, 2009, we entered into a Product Sales Agreement (the "Agreement") with Siliken Renewable Energy, Inc. ("Siliken"), pursuant to which the Company is to purchase and sell products manufactured by Siliken. Siliken is in the business of manufacturing and selling photovoltaic modules and related products, namely solar panels, inverters and racking ("Products").  In accordance with the terms and conditions of the Agreement, we agreed to an initial order of 50kw by which Siliken will provide Products. Additionally, we have agreed to pay for the Products in full, at a pre-tax sale price of $2.33 per watt, before delivery by Siliken. We believe that the Agreement with Silken will allow us to facilitate implementing our business plan.

On April 5, 2010, we closed a Membership Interest Purchase Agreement whereby we acquired 100% of the membership interests in Ship Ahoy LLC, a limited liability company in Arizona (“Ship Ahoy”), in exchange for $300,000 and 1,000,000 common shares of the Company.  Ship Ahoy's assets consist of approximately 154 acres of land located 30 miles east of Flagstaff, Arizona, in Coconino County.   Additionally, Ship Ahoy owns a 52.5% economic interest in a wind farm project know as the Sunshine Wind Park (the "Sunshine Wind Park") which is also to be located in Coconino County, Arizona. The economic interest in the Sunshine Wind Park grants Ship Ahoy the right to a continuing 52.5% interest in connection with the development of the Sunshine Wind Park.

On May 10, 2010, the Company entered into a Joint Venture Agreement (the "Agreement") with Patriot Solar, Inc., an Arizona based corporation ("Patriot"). Pursuant to the terms and conditions of the Agreement, Patriot shall identify potential private commercial solar projects in Arizona, Nevada, Utah and Texas and the Company shall have the first right of refusal for a period of two years to provide financing for such projects. Upon acceptance of any such project by the Company, Patriot will have responsibility for all engineering calculations, engineering design, procurement, construction, permitting, REC filings, interconnection agreements and on-going operations and maintenance and the Company shall be responsible for all cost associated with the  development of any such project. The term of the Agreement is for an initial two year period with an option to extend for an addition one year period.  As of December 31, 2010 there has been no further activity related to this joint venture agreement.

On July 16, 2010, the Company entered a Purchase and Sale Agreement (the “Purchase Agreement") with Sonoran Trails, LLC, an Arizona limited liability company ("Sonoran") for the purchase of approximately 100 acres of land located in Maricopa County, Arizona (the “Property”), for an aggregate consideration of $850,000.  The Company tendered a $20,000 earnest money deposit (the “Deposit”), which allows the Company time to enter upon the Property to make inspections, studies, surveys, and tests prior to the closing of the sale upon the terms and conditions mentioned in the Purchase Agreement. The Deposit is refundable to the Company until August 12, 2010, during such period the Company shall determine whether the Property is suitable for purchase with respect to all matters and complete certain closing conditions (the “Feasibility Period”).  The closing of the transaction shall occur on or before September 10, 2010 (the “Closing Date”), so long as the Company determines during the Feasibility Period that the Property is suitable for purchase, and all closing conditions and obligations have been met by both parties, including the Company’s deposit of the remainder of the aggregate purchase price with the escrow, at least 24 hours prior to the Closing Date.

On July 27, 2010, the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Siliken. Pursuant to the terms and conditions of the Cooperation Agreement, Siliken and the Company shall jointly collaborate to submit a proposal to Arizona Public Service (“APS”) to build a solar energy project (the “Sunshine Solar Farm”) to be developed on that certain property encompassing approximately 154 acres in Coconino County, Arizona. Should the proposal to APS be accepted, the Parties have agreed that the development of the Sunshine Solar Farm shall be further defined and set forth in a definitive agreement, to be negotiated, agreed to, and executed by both Siliken and the Company.

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

In March 2011, the Purchase Agreement with Sonoran lapsed and the Company elected not to pursue the acquisition.  The capitalized prepayment costs of the Sonoran agreement have been impaired as at December 31, 2010.

The Industry

Wind Generated Electricity

At the end of 2008, worldwide wind farm capacity was 120,791 megawatts (MW), representing an increase of 28.8 percent during the year, and wind power produced some 1.3% of global electricity consumption.  The Company is evaluating partnerships with leading edge wind turbine manufacturers for eventual importation into the U.S. and other markets.

Photovoltaic Solar Energy

The market potential of the larger scale applications of PV cells is one of the two main focal points of the Company’s business direction. Solar panels use photovoltaic (PV) cells to convert sunlight directly into direct current (DC) electricity. They have no moving parts, are long lived and are low maintenance.  Not only is PV solar energy clean and renewable, but it is also proven as a viable and fully commercialized solution.

We hope to work with leading global manufacturers of photovoltaic (PV) cells and modules. Our aim is to bring the best value to our customers by offering the latest advances in solar technology and leveraging the best manufacturing solutions available worldwide. The Company is currently evaluating the establishment of manufacturing facilities in China as well as the securing of the exclusive rights to certain PV solar products for both the U.S. and International markets. Our plans include vertical integration of the PV cell manufacturing process to provide an end-to-end solution for its customers and partners.

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

It is anticipated that funding for the next twelve months will be required to maintain our operations. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2011. We may also use various debt instruments as well as public offerings to raise needed capital during 2011. There can be no assurance, however, that any of these methods of financing will be successful in helping fund our operations.

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

Insurance

We maintain insurance coverage including General Liability and Automobile liability. The coverage is as follows: Each occurrence up to $1 million, Damage to rented space up to $100,000, Medical Expenses up to $5,000, Personal and Adv Injury up to $1 million, General Aggregate up to $2 million and a combined single limit of $2 million.  Our insurance also covers the real estate we own, i.e. the 154.3 Acres outside of Flagstaff AZ.

Competition

The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in our inability to develop sustaining revenue. We will compete with companies large and small, public and private, and some will be suppliers as well as competitors and well known such as: groSolar, Sunpower, Sunwize, BP Solar, Evergreen Solar and GE Solar. Chinese companies have made significant inroads in manufacturing and are currently leading the production of solar panels or modules.  Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, the solar power market in general competes with other sources of renewable energy and conventional power generation.

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

Employees; Identification of Certain Significant Employees

Our President, Joel Franklin, brings important executive experience and a unique understanding of resource management pertaining to large collaborative projects. As of March 31, 2011, we have one full time employees and no part time employees.  However, we frequently use consultants to assist in the completion of various projects. Our consultants are instrumental to keep the development of projects on time and on budget.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our offices are currently located at 1016 W. University Avenue, Suite 209 in Flagstaff, AZ and our telephone number is (602) 910-2114.  As of the date of this filing, we have not sought to move or change our office site.  We rent, on a monthly basis, approximately 189 square feet of office space for $274.05 per month. The space we lease is utilized for general office purposes. It is our belief that our space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.

On April 5, 2010, the Company acquired 154 acres of land located 30 miles east of Flagstaff, Arizona, in Coconino County, pursuant to that certain Membership Interest Purchase Agreement with Ship Ahoy LLC, a limited liability company in Arizona (“Ship Ahoy”) whereby we acquired 100% of the membership interests in Ship Ahoy.

ITEM 3.   LEGAL PROCEEDINGS

On August 20, 2010, the Alberta Securities Commission (“ASC”) issued an Interim Cease Trade Order (“ICTO”) against the Company and several other respondents, prohibiting the trading of the Company’s securities in Alberta.  The ASC alleges that the Company breached section 93 of the Alberta Securities Act by directly or indirectly engaging in or participating in prohibited transactions in Alberta regarding the Company’s securities.  Specifically, the ASC alleges that the Company knew or ought to have known that misleading or untrue statements were being made to investors promoting the securities of the Company.  The ICTO, initially set to expire on September 4, 2010, was initially extended until March 3, 2011 and more recently until August 25, 2011 while the ASC continues its investigation. The Company has issued a statement denying any wrongdoing.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

   [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the OTC Bulletin Board since January 14, 2008, originally traded under the symbol “DSAY.OB.”  On November 6, 2009, we began trading under our current symbol of “PBEC.OB.”  As of February 23, 2011, our common stock is now quoted on the OTC Markets.  Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.  The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2009 through December 31, 2010.

2010 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/10 to 12/31/10		$0.26		$0.09
Third Quarter: 7/1/10 to 9/30/10		$1.26		$0.17
Second Quarter: 4/1/10 to 6/30/10		$1.36		$0.86
First Quarter: 1/1/10 to 3/31/10		$1.03		$0.30

2009 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$	Nil	$	Nil
Third Quarter: 7/1/09 to 9/30/09	$	Nil	$	Nil
Second Quarter: 4/1/09 to 6/30/09	$	Nil	$	Nil
First Quarter: 1/1/09 to 3/31/09	$	Nil	$	Nil

Record Holders

As of December 31, 2010, an aggregate of 41,029,000 shares of our common stock were issued and outstanding and were owned by approximately 16 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

Dividends

Effective November 6, 2009, the Company implemented a 4-for-1 forward split of its issued and outstanding shares of common stock, whereby every share of common stock held was exchanged for 4 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 9,250,000 prior to the forward split to 37,000,000 immediately following the forward split.

In the future, declaration or payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.  We presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

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

Balance Sheet

As at December 31, 2010, the Company had total assets of $1,314,114 compared with total assets of $2,448 as at December 31, 2009.  The increase in assets were attributed to the acquisition of land and economic interest in the Sunshine Wind Park of $1,005,000 of which $414,000 was impaired as at December 31, 2010, prepaid expenses for prepayment of insurance and legal fees of $249,316, and purchase of a vehicle for $49,158 of which amortization of $8,193 was recorded as at December 31, 2010.  The remaining increase was due to increases in cash related to the equity and debt financing received from the Company during the year.

The Company had total liabilities of $43,499 as at December 31, 2010 compared with $27,097 as at December 31, 2009.  The increase in total liabilities is attributed to amounts owing from related parties of $11,982 for financing of general expenditures, and increase in loan payable of $7,455.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended December 31, 2010, the Company incurred operating expenses totaling $1,967,143 compared with $106,746 for the year ended December 31, 2009.  The increase in operating expenses were attributed to impairment of economic interest in the wind park of $419,258, impairment of Gila Bend Property for $79,420, consulting fees of $780,729 relating to the acquisition of Ship Ahoy LLC, professional fees of $301,585 relating to due diligence costs relating to acquisition of Ship Ahoy, private placement financing, and various SEC legal issues, and $109,123 in wages and benefits relating to administrative salary and benefit costs.  The Company also had an increase in general and administrative cost of $128,761 which was due to increases in the level of operating activity in the Company during 2010 compared to 2009.

Net Loss

During the year ended December 31, 2010, the Company incurred a net loss of $1,966,090 and loss per share of $0.05 compared with a net loss of $106,746 and loss per share of $nil for the year ended December 31, 2009.

Liquidity and Capital Resources

As at December 31, 2010, the Company had a cash balance of $432,833 and working capital of $718,070 compared with a cash balance of $2,448 and a working capital deficit of $24,649 at December 31, 2009.   The improvement in cash and working capital was due to cash financing from the issuance of common shares during the year, of which a portion of the proceeds remained unspent at December 31, 2010.

During the year ended December 31, 2010, the Company issued 2,299,000 common shares for proceeds of $2,082,001, 380,000 shares to settle services with a fair value of $441,717, and 1,000,000 common shares for the acquisition of Ship Ahoy.

Cashflow from Operating Activities

During the year ended December 31, 2010, the Company used $1,224,853 of cash flow for operating activities compared with $34,874 for the year ended December 31, 2009.  The increase in the use of cash flows for operating activities is attributed to an increase in operating expenses during the year, of which a portion was covered by financing activities.

Cashflow from Investing Activity

During the year ended December 31, 2010, the Company used $428,200 of cash flow for investing activities compared with $nil during the year ended December 31, 2009. The increase in cash used for investing activities was due to $299,622 for the acquisition of Ship Ahoy, $49,158 for the purchase of equipment, $100,000 for prepaid deposits on the Sonoran property offset by recoveries of $20,580.

Cashflow from Financing Activities

During the year ended December 31, 2010, the Company was provided $2,101,438 of cash flow from financing sources compared with proceeds of $33,249 from financing activities during the year ended December 31, 2009.  The increase in cash provided by financing activities was attributed $2,082,001 of proceeds from issuance of common shares, and net proceeds from loans payable of $7,455.

Cash Requirements

Our cash on hand as of December 31, 2010 is $432,833. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTC Markets.

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

Contractual Obligations

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned activities.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Blue Energy Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Pacific Blue Energy Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the twelve month periods ended December 31, 2010 and 2009. The financial statements for the period from inception (April 3, 2007) to December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Blue Energy Corp. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 7, 2010

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010 $	December 31, 2009 $

ASSETS

Cash	432,833	2,448
Prepaid expense	249,316	–

Total Current Assets	682,149	2,448

Property and Equipment	40,965	–
Land	591,000	–

Total Assets	1,314,114	2,448

LIABILITIES

Current liabilities
Accounts Payable and Accrued Liabilities	19,037	22,072
Due to Related Parties	11,982	–
Loan Payable	12,480	5,025

Total Liabilities	43,499	27,097

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 290,000,000 shares, par value of $0.001
Issued and outstanding: 41,029,000 and 37,350,000 common shares, respectively	41,029	37,350
Additional Paid-In Capital	3,317,739	87,064
Common Stock Issuable	27,000	–
Deficit accumulated during the development stage	(2,115,153)	(149,063)

Total Stockholders’ Equity (Deficit)	1,270,615	(24,649)

Total Liabilities and Stockholders’ Equity (Deficit)	1,314,114	2,448

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2010 $	For the Year Ended December 31, 2009 $	Accumulated from April 3, 2007 (Date of Inception) to December 31, 2010 $

Revenue	–	–	–

Operating Expenses
Amortization and Depreciation	8,193	–	8,193
Consulting Fees	780,729	–	780,729
Exploration Costs	17,400	–	17,400
General and Administrative	139,225	10,464	165,706
Impairment loss on wind park	419,258	–	419,258
Impairment loss on Gila Bend Property	79,420	–	79,420
Management Fees	82,585	66,657	155,542
Professional Fees	331,210	29,625	380,835
Wages and Benefits	109,123	–	109,123

Total Operating Expenses	1,967,143	106,746	2,116,206

Net Operating Loss	(1,967,143)	(106,746)	(2,116,206)

Other income (expenses)

Interest expense	(82)	–	(82)
Interest income	1,135	–	1,135

	1,053	–	1,053

Net Loss	(1,966,090)	(106,746)	(2,115,153)

Net Loss per Share – Basic and Diluted	(0.05)	–

Weighted Average Shares Outstanding – Basic and Diluted	39,412,195	37,041,233

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated from April 3, 2007 (Date of Inception) to December 31, 2010
	$	$	$

Operating Activities

Net loss for the year	(1,966,090)	(106,746)	(2,115,153)

Adjustments to net loss relating to non-cash operating items:
Amortization	8,193	–	8,193
Impairment loss on wind park	419,258	–	419,258
Impairment loss on Gila Bend Property	79,420	–	79,420
Shares issued for services	468,717	50,000	518,717

Changes in operating assets and liabilities:
Prepaid expenses	(249,316)	–	(249,316)
Accounts payable and accrued liabilities	(3,035)	21,872	19,037

Net Cash Used In Operating Activities	(1,242,853)	(34,874)	(1,319,844)

Investing Activities

Payments on Sonoran property	(100,000)	–	(100,000)
Recoveries on Sonoran property	20,580	–	20,580
Purchase of property and equipment	(49,158)	–	(49,158)
Net cash paid for acquisition	(299,622)	–	(299,622)

Net Cash Used In Investing Activities	(428,200)	–	(428,200)

Financing Activities

Proceeds from loan payable	359,173	5,025	364,198
Repayment of loan payable	(351,718)	–	(351,718)
Proceeds from related parties	11,982	8,224	29,396
Proceeds from common shares issuances	2,082,001	20,000	2,139,001

Net Cash Provided By Financing Activities	2,101,438	33,249	2,180,877

Increase in Cash	430,385	(1,625)	432,833

Cash – Beginning of Period	2,448	4,073	–

Cash – End of Period	432,833	2,448	432,833

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from April 3, 2007 (Date of Inception) to December 31, 2010

					Deficit
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-in	Stock	Development
		Amount	Capital	Issuable	Stage	Total
	#	$	$	$	$	$

Balance, April 3, 2007 (Date of Inception)	–	–	–	–	–	–

Issuance of shares for cash at $0.001 per share	19,000,000	19,000	–	–	–	19,000

Issuance of shares for cash at $0.001 per share	18,000,000	18,000	–	–	–	18,000

Net loss for the period	–	–	–	–	(12,252)	(12,252)

Balance, December 31, 2007	37,000,000	37,000	–	–	(12,252)	24,748

Net loss for the year	–	–	–	–	(30,065)	(30,065)

Balance, December 31, 2008 (Restated – Note 7)	37,000,000	37,000	–	–	(42,317)	(5,317)

Issuance of shares for cash at $0.20 per share	100,000	100	19,900	–	–	20,000

Issuance of shares for services	250,000	250	49,750	–	–	50,000

Forgiveness of related party debt	–	–	17,414	–	–	17,414

Net loss for the year	–	–	–	–	(106,746)	(106,746)

Balance, December 31, 2009	37,350,000	37,350	87,064	–	(149,063)	(24,649)

Issuance of shares for cash at $0.20 per share	125,000	125	24,875	–	–	25,000

Issuance for acquisition of subsidiary	1,000,000	1,000	709,636	–	–	710,636

Issuance of shares for cash	2,174,000	2,174	2,054,827	–	–	2,057,001

Issuance of shares for services	380,000	380	441,337	–	–	441,717

Common stock issuable	–	–	–	27,000	–	27,000

Net loss for the year	–	–	–	–	(1,966,090)	(1,966,090)

Balance, December 31, 2010	41,029,000	41,029	3,317,739	27,000	(2,115,153)	1,270,615

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.

Nature of Operations and Continuance of Business

Pacific Blue Energy Corp. (formerly Descanso Agency Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007. The Company is a development stage company that intends to acquire and develop renewable energy projects through solar and wind resources.  On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2010, the Company had an accumulated deficit of $2,115,153. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2010 and 2009, the Company had no cash equivalents.

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at December 31, 2010 and 2009, the Company had no potentially dilutive shares.

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

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

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities, and amounts due to related party. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

g)

Property and Equipment

Property and equipment is comprised of a vehicle and is amortized on a straight-line basis over an expected useful life of three years. Maintenance and repairs are charged to expense as incurred. The land is not depreciated.

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

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

The common shares issued to Ship Ahoy shareholders were determined to have a fair value of $710,636 by the valuation specialist. The purchase price was allocated to the following assets and liabilities:

$
Purchase price

Cash	300,000
1,000,000 common shares	710,636
Loss on acquisition	(5,258)

1,005,378

Fair value of Ship Ahoy net assets

Cash and cash equivalents	378
Land	591,000
Interest in Sunshine Wind Park	414,000

1,005,378

At December 31, 2010, the Company wrote off the interest in the Sunshine Wind Park of $414,000 due to lack of development of the property.  The Company wrote off the excess value assigned to the common stock issued above the closing price of the shares on the date of the acquisition due to a lack of revenue generated from the acquired assets.

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

4.

Impairment of Gila Bend Property

On July 16, 2010, the Company entered into a purchase and sale agreement (the “Agreement”) with Sonoran Trails, LLC (“Sonoran”) to acquire 100 acres of property located in Maricopa County, Arizona (the “Gila Bend Property”) for proceeds of $850,000, of which $20,000 was paid as a deposit on the date of the Agreement and the remaining purchase price to be paid within 24 hours of the closing date of the acquisition, to be completed no later than September 10, 2010.  On August 16, 2010, the Company made a deposit payment of $75,000 as part of the Agreement. On September 10, 2010, the Company and Sonoran amended the terms and conditions of the Agreement (the “Amended Agreement”) whereby the Company was granted an extension of the closing date of the acquisition from September 10, 2010 to December 10, 2010.  In exchange for the Company’s right to amend the original Agreement and extend the closing date of the acquisition, $50,000 of the $75,000 deposit was surrendered to Sonoran  with the remaining $25,000 and a further $5,000 deposit (paid on September 24, 2010) to be held in escrow.  On December 23, 2010, the Company made a deposit payment of $50,000.  On December 29, 2010, $20,580 of the amount held in escrow was released for reimbursement of surveying costs incurred on the property.  As at December 31, 2010, the Company paid deposits of $79,420 (2009 - $nil) relating to the acquisition of the Sonoran property.  In March 2011, the Company terminated the Agreement.  Refer to Note 10.

5.

Prepaid Deposits

As at December 31, 2010, the Company prepaid $209,088 (2009 - $nil) of annual insurance premiums related to insurance for directors and officers, and $40,228 (2009 - $nil) of legal fees for project development and litigation.

6.

Property and Equipment

	Cost $	Accumulated Depreciation $	Impairment $	2010 Net Carrying Value $	2009 Net Carrying Value $

Land	591,000	–	–	591,000	–
Vehicle	49,158	8,193	–	40,965	–
Wind farm assets	414,000	–	414,000	–	–

	1,054,158	8,193	414,000	631,965	–

7.

Loan Payable

a)

In December 2010, the Company issued a note payable of $12,480 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at December 31, 2010, the Company has recorded accrued interest of $82 which has been recorded in accounts payable and accrued liabilities.

b)

As at December 31, 2010, the Company owed $nil (2009 - $5,025) to a shareholder of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

8.

Related Party Transactions

a)

As at December 31, 2010, the Company owes $2,554 (2009 - $nil) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the year ended December 31, 2010, the Company paid $82,583 (2009 - $nil) in management fees and $28,000 (2009 - $nil) in salary to the President and CEO of the Company.

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

8.

Related Party Transactions (continued)

c)

As at December 31, 2010, the Company owes $9,428 (2009 - $nil) to a Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)

During the year ended December 31, 2010, the Company paid $118,678 (2009 - $nil) in consulting fees to a company controlled by a Director of the Company.

9.

Common Stock

Year Ended December 31, 2010

a)

In November 2010, the Company authorized the issuance of 150,000 common shares for consulting services with a fair value of $27,000, based on end-of-day trading prices on the date of issuance.  As at December 31, 2010, the common shares have not been issued.

b)

On October 6, 2010, the Company issued 20,000 common shares to settle consulting and advisory services with a fair value of $22,000 based on the ending market price of the Company’s common shares on the date of issuance.

c)

On August 12, 2010, the Company issued 260,000 common shares of the Company to settle consulting and advisory services with a fair value of $299,000, based on the ending market price of the Company’s common shares on the date of issuance.

d)

On August 5, 2010, the Company issued 800,000 common shares for proceeds of $800,000.

e)

On July 16, 2010, the Company issued 700,000 common shares for proceeds of $700,000.

f)

On May 19, 2010, the Company issued 500,000 common shares for proceeds of $500,000.

g)

On May 5, 2010, the Company issued 100,000 common shares of the Company to settle consulting services with a fair value of $120,000, based on ending market prices of the Company’s common shares.

h)

On April 21, 2010, the Company issued 174,000 common shares of the Company for proceeds of $57,001.

i)

On April 20, 2010, the Company issued 1,000,000 common shares to the shareholders of Ship Ahoy as part of acquisition as noted in Note 3.  The shares were valued at $710,636 by the valuation specialist.

j)

On January 28, 2010, the Company issued 125,000 common shares of the Company at $0.20 per common share for proceeds of $25,000.

Year Ended December 31, 2009

k)

On November 18, 2009, the Company issued 250,000 common shares to the President and Director of the Company as a management bonus for a fair value of $50,000 based on the market value of the Company’s stock on the date of issuance.

l)

On November 5, 2009, the Company issued 100,000 common shares at $0.20 per share for proceeds of $20,000.

m)

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

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

10.

Income Taxes

The Company has a net operating loss carried forward of $2,074,702 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 34%. As at December 31, 2010 and 2009, the Company had no uncertain tax positions.

	2010 $	2009 $

Income tax recovery at statutory rate	657,503	36,294

Permanent differences and other	(170,549)	–
Valuation allowance change	(486,954)	(36,294)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating loss carried forward	546,816	50,681

Valuation allowance	(546,816)	(50,681)

Net deferred income tax asset	–	–

11.

Subsequent Event

In March 2011, the Gila Bend Agreement with Sonoran lapsed and the Company did not pursue acquisition of the property.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of directors and executive officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Joel P. Franklin	37	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	September 14, 2009

Luniel de Beer	39	Chairman of the Board of Directors	October 15, 2009

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Joel Franklin – Mr. Franklin is the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of the Company’s Board of Directors.  Mr. Franklin has a strong work ethic, a strong drive for success and the ability to succeed under pressure.  During the last five years, Mr. Franklin has gained significant business and management experience as the owner/operator of a very successful contracting company, where he excelled in building and maintaining strong positive relationships with potential and current clients, builders, vendors and suppliers.  While working for the contracting company, Mr. Franklin successively managed all aspects of projects from inception to completion.  Mr. Franklin was appointed as the Company’s sole officer and a member of the Company’s Board of Directors on account of his years of experience as a business owner and manager.

Luniel de Beer – Mr. de Beer is Chairman of the Board of Directors of the Company.  Since 2005, Mr. de Beer has gained substantial experience in sales and management while serving as President, CEO and Director of Tradeshow Marketing Company, Ltd., where he was primarily responsible for overseeing operations of the company controlling two retail franchises, with additional sales through trade shows, wholesale, and e-commerce. Additionally, Mr. de Beer has developed his skills in finance, management and administration while performing various functions for the company including overseeing and coordinating HR, legal fundraising, reporting, public relations, press releases, budgets, trade show operations, retail operations, wholesale operations, product development, and other business functions, such as supervising a staff of 18 and coordinating a 7-member Board.  In light of Mr. de Beer’s extensive leadership and business experience as well as his prior roles as an officer and director of a company, the Company’s Board of Directors concluded that it was in the Company's best interest for him to serve as a director.

Identify Significant Employees

We have no significant employees other than Joel Franklin, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2010 and 2009:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joel Franklin(1)(2) President, CEO, CFO, Secretary and Director	2010	$82,583	$75,000	nil	$0	nil	nil	$nil	$157,583
	2009	$ nil	nil	$50,000	$0	nil	nil	$nil	$nil

Luniel de Beer(2) Chairman of the Board of Directors	2010	$ nil	$75,000	nil	$0	nil	nil	$nil	$75,000
	2009	$ nil	nil	nil	$0	nil	nil	$nil	$nil

Raul Getino(3) Former President, CEO, CFO, Secretary and Director	2010	$ nil	nil	nil	$0	nil	nil	$nil	$nil
	2009	$ nil	nil	nil	$0	nil	nil	$nil	$nil

(1)

On November 16, 2009, the Company issued 250,000 shares of its common stock, par value $0.001, to Joel Franklin, the Company’s Chief Executive Officer, as a one-time bonus. The shares were valued at $50,000, or $0.20 per share.

(2)

On November 12, 2010 the Company gave cash bonuses of $75,000 to its officers and directors for services rendered for the 2010 fiscal year.

(3)

On September 14, 2009, Mr. Getino resigned from all positions with the Company.

Narrative Disclosure to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Joel Franklin	0	0	nil	$nil	______________
	0	0	nil	$nil	______________
	0	0	nil	$nil	______________
	0	0	nil	$nil	______________
Total	0	0

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($)(h)
Joel Franklin	nil	nil	nil	nil	nil	nil	nil
Luniel de Beer	nil	nil	nil	nil	nil	nil	nil

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our beneficially owned common stock as of March 16, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1) (%)
Joel Franklin 42016 N. Anthem Heights Dr. Anthem, AZ 85086	Common	250,000	00.61%
Luniel de Beer 648 237th Place SE Sammamish, WA 98074	Common	15,000,000	36.56%
All Officers and Directors as a Group (2 person)	Common	15,250,000	37.17%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 41,029,000 issued and outstanding shares of common stock as of March 16, 2011.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTC Markets on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Joel Franklin is not an independent director of the Company; Luniel de Beer is an independent director of the Company.

Related Party Transactions

As at December 30, 2010, the Company owes $2,554 to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2010, the Company paid $82,583 (2009 - $nil) in management fees and $28,000 (2009 - $nil) in salary to the President and CEO of the Company.

As at December 31, 2010, the Company owes $12,979 to a Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

Other than the foregoing transactions, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Year Ended December 31, 2010		Year Ended December 31, 2009
Audit fees		$10,500		$11,850
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$10,500		$11,850

Audit Fees

During the fiscal years ended December 31, 2010, we incurred approximately $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $11,850 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.   EXHIBITS.

(a)

Exhibits.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on September 5, 2007 as part of our Registration Statement on Form 10SB.
3.01a	Amended and Restated Articles of Incorporation	Filed with the SEC on October 29, 2009 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on September 5, 2007 as part of our Registration Statement on Form 10SB.
10.01	Product Sales Agreement between PBEC and Siliken Renewable Energy, Inc. dated December 7, 2009	Filed with the SEC on December 11, 2009 as part of our Current Report on Form 8-K.
10.02	Office Lease Agreement between PBEC and University Business Center, LLC dated March 1, 2010	Filed with the SEC on March 22, 2010 as part of our Current Report on Form 8-K.
10.03	Membership Interest Purchase Agreement between PBEC and Ship Ahoy, LLC dated April 5, 2010	Filed with the SEC on April 8, 2010 as part of our Current Report on Form 8-K.
10.04

Promissory Note ($50,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Amended Current Report on Form 8-K/A.
10.05

Promissory Note ($250,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Amended Current Report on Form 8-K/A.
10.06	Joint Venture Agreement between PBEC and Patriot Solar Inc. dated May 10, 2010.	Filed with the SEC on May 11, 2010 as part of our Current Report on Form 8-K.
10.07	Advisory Board Agreement between PBEC and Dale Gray dated July 6, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.08	Advisory Board Agreement between PBEC and Yoram Gordon dated July 14, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.09	Purchase and Sale Agreement between PBEC and Sonoran Trails, LLC dated July 16, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.10	Cooperation Agreement between PBEC and Siliken Renewable Energy, Inc. dated July 27, 2010.	Filed with the SEC on July 29, 2010 as part of our Current Report on Form 8-K.
10.11	Advisory Board Agreement between PBEC and George Sagredos dated August 10, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.12	Consulting Agreement between PBEC and George Sagredos dated August 11, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.13	Consulting Agreement between PBEC and Yoram Gordon dated July 29, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.14	Amendment and Termination Agreement dated September 10, 2010	Filed with the SEC on September 24, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on December 9, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated:  April 11, 2011

/s/ Joel Franklin

By: Joel Franklin

Its: President and Chief Executive Officer

Dated:  April 11, 2011

/s/ Joel Franklin

By: Joel Franklin

Its:  Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 11, 2011

/s/ Joel Franklin

Joel Franklin, Director

Dated:  April 11, 2011

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