Form 10-Q
period 2011-03-31
PACIFIC BLUE ENERGY CORP.
filed 2011-05-16
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-1145876

PACIFIC BLUE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	80-0647957
(State of incorporation)	(I.R.S. Employer Identification No.)

1016 W. University Avenue

Suite 218

Flagstaff, AZ 86001

(Address of principal executive offices)

(602) 910-2114

(Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile: (619) 546-6060

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

As of May 16, 2011, there were 41,029,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

PACIFIC BLUE ENERGY CORP.*

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PBEC" refers to Pacific Blue Energy Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2011

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

PACIFIC BLUE ENERGY CORP.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011 $	December 31, 2010 $

ASSETS

Cash	246,844	432,833
Prepaid expense	185,625	249,316

Total Current Assets	432,469	682,149

Property and Equipment	36,869	40,965
Land	591,000	591,000

Total Assets	1,060,338	1,314,114

LIABILITIES

Current liabilities
Accounts Payable and Accrued Liabilities	38,102	19,037
Due to Related Party	–	11,982
Loan Payable	12,480	12,480

Total Liabilities	50,582	43,499

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 290,000,000 shares, par value of $0.001
Issued and outstanding: 41,029,000 common shares	41,029	41,029
Common Stock Issuable	27,000	27,000
Additional Paid-In Capital	3,317,739	3,317,739
Deficit accumulated during the exploration stage	(2,376,012)	(2,115,153)

Total Stockholders’ Equity	1,009,756	1,270,615

Total Liabilities and Stockholders’ Equity	1,060,338	1,314,114

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	Accumulated from April 3, 2007 (Date of Inception) to March 31, 2011 $

Revenue	–	–	–

Operating Expenses
Amortization and Depreciation	4,096	–	12,289
Consulting Fees	109,716	–	890,445
Exploration Costs	–	–	17,400
General and Administrative	74,636	9,757	240,342
Impairment loss on wind park	–	–	419,258
Impairment loss on Gila Bend Property	–	–	79,420
Management Fees	–	20,500	155,542
Professional Fees	39,388	24,050	420,223
Wages and Benefits	32,759	–	141,882

Total Operating Expenses	260,595	54,307	2,376,801

Loss from Operations	(260,595)	(54,307)	(2,376,801)

Other income (expense)

Interest expense	(308)	–	(390)
Interest income	44	–	1,179

Other income (expense)	(264)	–	789

Net Loss	(260,859)	(54,307)	(2,376,012)

Net Loss per Share – Basic and Diluted	(0.01)	–

Weighted Average Shares Outstanding – Basic and Diluted	41,029,000	37,436,111

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Accumulated from April 3, 2007 (Date of Inception) to March 31, 2011
	$	$	$
Operating Activities

Net loss for the period	(260,859)	(54,307)	(2,376,012)

Adjustments to net loss relating to non-cash operating items:
Amortization	4,096	–	12,289
Impairment loss on wind park	–	–	419,258
Impairment loss on Gila Bend Property	–	–	79,420
Shares issued for services	–	–	518,717

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,065	(2,163)	38,102
Prepaid expenses	63,691	–	(185,625)

Net Cash Used In Operating Activities	(174,007)	(56,470)	(1,493,851)

Investing Activities

Deposit payment on property purchase	–	–	(79,420)
Purchase of equipment	–	–	(49,158)
Net cash paid for acquisition	–	–	(299,622)

Net Cash Used In Investing Activities	–	–	(428,200)

Financing Activities

Proceeds from loan advance	–	28,700	–
Proceeds from loan payable	–	–	364,198
Repayment of loan payable	–	–	(351,718)
Proceeds from related parties	–	–	29,396
Repayments to related parties	(11,982)	–	(11,982)
Proceeds from common shares issuances	–	25,000	2,139,001
Proceeds from common shares subscribed	–	20,000	–

Net Cash Provided By Financing Activities	(11,982)	73,700	2,168,895

Increase (Decrease) in Cash	(185,989)	17,230	246,844

Cash – Beginning of Period	432,833	2,448	–

Cash – End of Period	246,844	19,678	246,844

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

Pacific Blue Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007. The Company is a development stage company that is focused on developing renewable energy projects through solar and wind resources.  On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2011, the Company had an accumulated deficit of $2,376,012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of its long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Financial Instruments

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h)

Property and Equipment

Property and equipment is comprised of a vehicle and is amortized on a straight-line basis over an expected useful life of three years. Maintenance and repairs are charged to expense as incurred. The land is not depreciated.

i)

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

Notes to the Consolidated Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

Recent Accounting Pronouncements

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

The common shares issued to Ship Ahoy shareholders were determined to have a fair value of $710,636.  The purchase price was allocated to the following assets and liabilities:

$
Purchase price

Cash	300,000
1,000,000 common shares	705,378
1,005,378

Fair value of Ship Ahoy net assets

Cash and cash equivalents	378
Land	591,000
Interest in Sunshine Wind Park	414,000
1,005,378

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

3.

Acquisition of Ship Ahoy LLC (continued)

At December 31, 2010, the Company wrote off the interest in the Sunshine Wind Park of $414,000 due to lack of development of the property.

4.

Prepaid Deposits

	March 31, 2011 $	December 31, 2010 $

Insurance	155,337	209,088
Legal	25,501	40,228
Other	4,787	–

	185,625	249,316

5.

Property and Equipment

	Cost $	Accumulated Depreciation $	March 31, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $

Vehicle	49,158	12,289	36,869	40,965
Land	591,000	–	591,000	591,000

	640,158	12,289	627,869	631,965

6.

Loan Payable

In December 2010, the Company issued a note payable of $12,480 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at March 31, 2011, the Company has recorded accrued interest of $308, which has been recorded in accounts payable and accrued liabilities.

7.

Related Party Transactions

a)

During the period ended March 31, 2011, the Company paid $30,000 (March 31, 2010 - $20,500) in management fees to the President and CEO of the Company.

b)

As at March 31, 2011, the Company owes $nil (December 31, 2010 - $2,554) to the President and CEO of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at March 31, 2011, the Company owes $nil (December 31, 2010 - $9,428) to a director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011 $	2010 $
Current Assets	432,469	682,149
Current Liabilities	50,582	43,499
Working Capital (Deficit)	381,887	638,650

Cash Flows

	March 31, 2011 $	March 31, 2010 $

Cash Flows from (used in) Operating Activities	(174,007)	(56,470)
Cash Flows from (used in) Financing Activities	(11,982)	73,700
Net Increase (decrease) in Cash During Period	(185,989)	17,230

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2011 were $260,595 compared with $54,307 for the three months ended March 31, 2010. The increase of $206,288 was attributed to the fact that the Company $109,716 of consulting costs, $32,759 of wages and benefits, and increases of $15,338 in professional fees and $64,879 of general and administrative costs during the current year.

During the three months ended March 31, 2011, the Company recorded a net loss of $260,859compared with a net loss of $54,307 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance was $246,844 and total current assets were $432,469 compared to cash of $432,833 and total current assets of $682,149 as at December 31, 2010. The decrease in cash and total current assets were attributed to the fact that the Company raised equity financing in 2010 and did not raise new equity financing during the current period.

As at March 31, 2011, the Company had total liabilities of $50,582 compared with total liabilities of $43,499 as at December 31, 2010. The increase in total liabilities of $7,083 is attributed to increases in accounts payable and accrued liabilities of $19,065 due to timing differences between the payment terms of various operating expenditures offset by the repayment of $11,982 of amounts owing to related parties.

As at March 31, 2011, the Company has a working capital of $381,887 compared with $638,650 at December 31, 2010 and the decrease in working capital is due to use of available cash for operating activity during the period.

Cashflow from Operating Activities

During the three months ended March 31, 2011, the Company used $174,007 of cash for operating activities compared to the use of $56,470 of cash for operating activities during the three months ended March 31, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from previous equity and debt financing.

Cashflow from Financing Activities

During the three months ended March 31, 2011, the Company used proceeds of $11,982 from financing activities compared to receipt of $73,700 of financing from financing activities during the three months ended March 31, 2010. During the current period, the Company did not raise new financing and repaid $11,982 of amounts owing to related parties whereas in the prior year, the Company received $45,000 from the issuance of common shares and $28,700 from debt financing.

Quarterly Developments

Effective March 30, 2011, the Company terminated all agreements by and among the Company, Sonoran Trails, LLC ("Sonoran"), and Painted Rock, LLC (“Painted Rock”), relating to the Gila Bend project.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee or a financial expert on our Board of Directors –Currently, the Board of Directors acts in the capacity of the Audit Committee.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

Reporting Deficiencies:  We did not maintain a sufficient level of expertise in our Company to oversee the reporting and disclosure of the financial statements and related footnotes, in compliance with generally accepted accounting principles and also in accordance with SEC disclosure requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

In light of the material weaknesses discussed above, we engaged consultants to augment our reporting criteria and perform other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On January 18, 2011, the Company terminated that certain Consulting Agreement (the “Gordon Consulting Agreement”) entered into by and between the Company and Yoram Gordon (“Mr. Gordon”) on July 29, 2010, pursuant to which Mr. Gordon was to offer business development services to the Company for a period of one (1) year in exchange for $2,500 cash per month.

On February 18, 2011, the Company entered into an Amendment of Clarification (the “Amended Agreement”) to amend, modify and clarify that certain Consulting Agreement (the “Original Agreement”) entered into with Bridge Partners, LLC dated on or about November 15, 2010.  The parties entered into the Amended Agreement to, among other things, reflect a new scope of Services and to amend and modify the fees due and owing to Consultant to a total fee of $7,250 for the performance of such services.

On March 1, 2011, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with The Leading Insight Group, LLC (“Leading Insight”), pursuant to which Leading Insight shall offer consulting and project management services to the Company for an initial period of four (4) months in exchange for an aggregate fee, not to exceed $27,750, to be paid in accordance with an agreed upon payment schedule as set forth more fully in the Consulting Agreement.

On March 14, 2011, the Company executed an Unsecured Promissory Note (the “Note”) to Easiway Holdings (“Easiway”).  Under the terms of the Note, the Company has borrowed a total of $2,536.00 from Easiway, which accrues interest at an annual rate of 10% and is due on demand from Easiway.  The Note also contains customary events of default.

ITEM 6.

EXHIBITS

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

Filed with the SEC on April 29, 2010 as part of our Amended Current Report on Form 8-K/A.
10.06	Joint Venture Agreement between PBEC and Patriot Solar Inc. dated May 10, 2010.	Filed with the SEC on May 11, 2010 as part of our Current Report on Form 8-K.
10.07	Advisory Board Agreement between PBEC and Dale Gray dated July 6, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.08	Advisory Board Agreement between PBEC and Yoram Gordon dated July 14, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.09	Purchase and Sale Agreement between PBEC and Sonoran Trails, LLC dated July 16, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.10	Cooperation Agreement between PBEC and Siliken Renewable Energy, Inc. dated July 27, 2010.	Filed with the SEC on July 29, 2010 as part of our Current Report on Form 8-K.
10.11	Advisory Board Agreement between PBEC and George Sagredos dated August 10, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.12	Consulting Agreement between PBEC and George Sagredos dated August 11, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.13	Consulting Agreement between PBEC and Yoram Gordon dated July 29, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.14	Amendment and Termination Agreement between PBEC, Sonoran Trails, LLC and Painted Rock, LLC, dated September 10, 2010	Filed with the SEC on September 24, 2010 as part of our Current Report on Form 8-K.
10.15	Amendment of Clarification between PBEC and Bridge Partners, LLC dated February 18, 2011	Filed herewith.
10.16	Consulting Agreement between PBEC and The Leading Insight Group, LLC dated March 1, 2011	Filed herewith.
10.17	Promissory Note between PBEC and Easiway Holdings dated March 14, 2011	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on December 9, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: May 16, 2011	By: /s/ Joel Franklin
By: Joel Franklin
Its: President, Chief Executive Officer, Chief Executive Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 16, 2011	/s/ Joel Franklin
By: Joel Franklin Its: Director

Dated: May 16, 2011	/s/ Luniel de Beer
By: Luniel de Beer Its: Director