Form 10-Q
period 2011-06-30
PACIFIC BLUE ENERGY CORP.
filed 2011-08-22
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2011

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

Yes   X  . No      .

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

Yes      . No   X  .

As of August 15, 2011, there were 41,029,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

FOR THE PERIOD ENDED JUNE 30, 2011

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011 $	December 31, 2010 $

ASSETS

Cash	91,679	432,833
Prepaid expense	138,593	249,316

Total Current Assets	230,272	682,149

Property and Equipment, net	32,772	40,965
Land	591,000	591,000

Total Assets	854,044	1,314,114

LIABILITIES

Current liabilities
Accounts Payable and Accrued Liabilities	40,613	19,037
Due to Related Party	1,423	11,982
Loan Payable	12,480	12,480

Total Liabilities	54,516	43,499

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 290,000,000 shares, par value of $0.001
Issued and outstanding: 41,029,000 common shares	41,029	41,029
Common Stock Issuable	27,000	27,000
Additional Paid-In Capital	3,317,739	3,317,739
Deficit accumulated during the exploration stage	(2,586,240)	(2,115,153)

Total Stockholders’ Equity	799,528	1,270,615

Total Liabilities and Stockholders’ Equity	854,044	1,314,114

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2010 $	Accumulated from April 3, 2007 (Date of Inception) to June 30, 2011 $

Revenue	–	–	–	–	–

Operating Expenses
Amortization	4,097	–	8,193	–	16,386
Consulting Fees	55,681	202,288	165,397	202,288	946,126
Exploration Costs	–	–	–	–	17,400
General and Administrative	79,354	41,565	153,993	51,322	319,699
Impairment loss on properties	–	–	–	–	498,678
Management Fees	–	28,085	–	48,585	155,542
Professional Fees	38,184	12,150	77,572	36,200	458,407
Wages and Benefits	32,516	–	65,275	–	174,398

Total Operating Expenses	209,832	284,088	470,430	338,395	2,586,636

Loss from Operations	(209,832)	(284,088)	(470,430)	(338,395)	(2,586,636)

Other income (expense)

Interest expense	(393)	–	(701)	–	(783)
Interest income	–	–	44	–	1,179

Other income (expense)	(393)	–	(657)	–	396

Net Loss	(210,215)	(284,088)	(471,087)	(338,395)	(2,586,240)

Net Loss per Share – Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	41,029,000	38,601,374	41,029,000	38,062,182

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated from April 3, 2007 (Date of Inception) to June 30, 2011
	$	$	$

Operating Activities

Net loss for the period	(471,087)	(338,395)	(2,586,240)

Adjustments to net loss relating to non-cash operating items:
Amortization	8,193	–	16,386
Impairment loss on wind park	–	–	419,258
Impairment loss on Gila Bend Property	–	–	79,420
Shares issued for services	–	120,000	518,717

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,576	(11,201)	40,613
Prepaid expenses	110,723	–	(138,593)

Net Cash Used In Operating Activities	(330,595)	(229,596)	(1,650,439)

Investing Activities

Purchase of oil and gas property	–	–	(79,420)
Purchase of property and equipment	–	(49,158)	(49,158)
Net cash paid for acquisition	–	(299,622)	(299,622)

Net Cash Used In Investing Activities	–	(348,780)	(428,200)

Financing Activities

Proceeds from loan payable	–	28,700	364,198
Repayment of loan payable	–	(33,725)	(351,718)
Proceeds from related parties	1,423	–	30,819
Repayments to related parties	(11,982)	–	(11,982)
Proceeds from common share issuances and subscribed	–	1,822,001	2,139,001

Net Cash Provided By (Used In) Financing Activities	(10,559)	1,816,975	2,170,318

Increase (Decrease) in Cash	(341,154)	1,238,600	91,679

Cash – Beginning of Period	432,833	2,448	–

Cash – End of Period	91,679	1,241,048	91,679

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2011, the Company had no revenues and an accumulated deficit of $2,586,240. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Consolidated Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

1,005,378

At December 31, 2010, the Company wrote off the interest in the Sunshine Wind Park of $414,000 due to lack of development of the property.

4.

Prepaid Deposits

	June 30, 2011 $	December 31, 2010 $

Insurance	101,588	209,088
Legal	33,206	40,228
Other	3,799	–

	138,593	249,316

5.

Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $

Vehicle	49,158	16,386	32,772	40,965
Land	591,000	–	591,000	591,000

	640,158	16,386	623,772	631,965

PACIFIC BLUE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

6.

Loan Payable

In December 2010, the Company issued a note payable of $12,480 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at June 30, 2011, the Company has recorded accrued interest of $701, which has been recorded in accounts payable and accrued liabilities.

7.

Related Party Transactions

a)

During the period ended June 30, 2011, the Company paid $30,000 (June 30, 2010 - $20,500) in management fees to the President and CEO of the Company.

b)

As at June 30, 2011, the Company owes $1,423 (December 31, 2010 - $2,554) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at June 30, 2011, the Company owes $nil (December 31, 2010 - $9,428) to a director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2011 $	2010 $
Current Assets	230,272	682,149
Current Liabilities	54,516	43,499
Working Capital	175,756	638,650

Cash Flows

	June 30, 2011 $	June 30, 2010 $
Cash Flows from (used in) Operating Activities	(330,595)	(229,596)
Cash Flows from (used in) Investing Activities	-	(348,780)
Cash Flows from (used in) Financing Activities	(10,559)	1,816,975
Net Increase (decrease) in Cash During Period	(341,154)	1,238,600

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2011 were $209,832 compared with $284,088 for the three months ended June 30, 2010. The decrease of $74,256 was attributed to the fact that the Company decreased its consulting fees by $146,607, but incurred higher wages and benefits of $32,516, professional fees of $26,034 relating to various legal issues, and $37,789 in general and administrative expenses as the Company incurred higher overhead and travel costs associated with their operations.

Operating expenses for the six months ended June 30, 2011 were $470,430 compared with $338,395 for the six months ended June 30, 2010. The increase of $132,035 was attributed to the fact that the Company had higher general and administrative expense of $102,671, professional fees of $41,372 due to legal costs incurred for various legal issues, $65,275 for wages and benefits which was a reclassification from management fees in prior year, and was offset by decreases in consulting fees of $36,891 as the Company used less consultants as part of their day-to-day operations.

During the six months ended June 30, 2011, the Company recorded a net loss of $471,087 compared with a net loss of $338,395 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance was $91,679 and total current assets were $230,272 compared to cash of $432,833 and total current assets of $682,149 as at December 31, 2010. The decrease in cash and total current assets were attributed to the fact that the Company raised equity financing in 2010 and did not raise new equity financing during the current period.

As at June 30, 2011, the Company had total liabilities of $54,516 compared with total liabilities of $43,499 as at December 31, 2010. The increase in total liabilities of $11,017 is attributed to increases in accounts payable and accrued liabilities of $21,576 due to timing differences between the payment terms of various operating expenditures offset by the repayment of $10,559 of amounts owing to related parties.

As at June 30, 2011, the Company has a working capital of $175,756 compared with $638,650 at December 31, 2010 and the decrease in working capital is due to use of available cash for operating activity during the period.

Cashflow from Operating Activities

During the six months ended June 30, 2011, the Company used $330,595 of cash for operating activities compared to the use of $229,596 of cash for operating activities during the six months ended June 30, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from previous equity and debt financing.

Cashflow from Financing Activities

During the six months ended June 30, 2011, the Company used proceeds of $10,559 from financing activities compared to receipt of $1,816,975 of financing from financing activities during the six months ended June 30, 2010. During the current period, the Company did not raise new financing and had net repayments of $10,559 of amounts owing to related parties whereas in the prior year, the Company received $1,822,001 from the issuance of common shares and $28,700 from debt financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 13, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on September 5, 2007 as part of our Registration Statement on Form 10SB.
3.01a	Amended and Restated Articles of Incorporation	Filed with the SEC on October 29, 2009 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on September 5, 2007 as part of our Registration Statement on Form 10SB.
10.01	Form of Subscription Agreement	Filed with the SEC on November 17, 2009 as part of our Current Report on Form 8-K.
10.02	Product Sales Agreement between PBEC and Siliken Renewable Energy, Inc. dated December 7, 2009	Filed with the SEC on December 11, 2009 as part of our Current Report on Form 8-K.
10.03	Form of Subscription Agreement	Filed with the SEC on January 28, 2010 as part of our Current Report on Form 8-K.
10.04	Form of a Subscription Agreement	Filed with the SEC on February 23, 2010 as part of our Current Report on Form 8-K.
10.05	Office Lease Agreement between PBEC and University Business Center, LLC dated March 1, 2010	Filed with the SEC on March 22, 2010 as part of our Current Report on Form 8-K.
10.06	Membership Interest Purchase Agreement between PBEC and Ship Ahoy, LLC dated April 5, 2010	Filed with the SEC on April 8, 2010 as part of our Current Report on Form 8-K.
10.07

Promissory Note ($50,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Amended Current Report on Form 8-K/A.
10.08

Promissory Note ($250,000) between PBEC and George M. Buckingham and Viki K. Buckingham, individually and on behalf of the George M. Buckingham and Viki K. Buckingham Family Limited Liability Partnership

Filed with the SEC on April 29, 2010 as part of our Amended Current Report on Form 8-K/A.
10.09	Joint Venture Agreement between PBEC and Patriot Solar Inc. dated May 10, 2010.	Filed with the SEC on May 11, 2010 as part of our Current Report on Form 8-K.
10.10	Form of Subscription Agreement	Filed with the SEC on May 19, 2010 as part of our Current Report on Form 8-K.
10.11	Form of Subscription Agreement	Filed with the SEC on July 1, 2010 as part of our Current Report on Form 8-K.
10.12	Advisory Board Agreement between PBEC and Dale Gray dated July 6, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.13	Advisory Board Agreement between PBEC and Yoram Gordon dated July 14, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.14	Purchase and Sale Agreement between PBEC and Sonoran Trails, LLC dated July 16, 2010.	Filed with the SEC on July 26, 2010 as part of our Current Report on Form 8-K.
10.15	Cooperation Agreement between PBEC and Siliken Renewable Energy, Inc. dated July 27, 2010.	Filed with the SEC on July 29, 2010 as part of our Current Report on Form 8-K.
10.16	Form of Subscription Agreement	Filed with the SEC on August 6, 2010 as part of our Current Report on Form 8-K.
10.17	Form of Subscription Agreement	Filed with the SEC on August 6, 2010 as part of our Current Report on Form 8-K.
10.18	Advisory Board Agreement between PBEC and George Sagredos dated August 10, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.19	Consulting Agreement between PBEC and George Sagredos dated August 11, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.20	Consulting Agreement between PBEC and Yoram Gordon dated July 29, 2010.	Filed with the SEC on August 17, 2010 as part of our Current Report on Form 8-K.
10.21	Amendment and Termination Agreement between PBEC, Sonoran Trails, LLC and Painted Rock, LLC, dated September 10, 2010	Filed with the SEC on September 24, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on December 9, 2009 as part of our Current Report on Form 8-K.
16.01	Letter from Moore and Associates, Chartered, dated August 7, 2009 to the Securities and Exchange Commission	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Moore and Associates, Chartered, dated August 7, 2009 to the Securities and Exchange Commission	Filed with the SEC on September 18, 2009 as part of our Current Report on Form 8-K
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC BLUE ENERGY CORP.

Dated: August 22, 2011	By: /s/ Joel Franklin
By: Joel Franklin
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2011	/s/ Joel Franklin
By: Joel Franklin Its: Director

Dated: August 22, 2011	/s/ Luniel de Beer
By: Luniel de Beer Its: Director