Form 10-Q
period 2011-09-30
PACIFIC BLUE ENERGY CORP.
filed 2019-03-05
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-12895

Pacific Blue Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada		80-0647957
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

937 Old Senecca Road
Skaneateles, New York		13152-9318
(Address of principal executive offices and Zip Code)		(Zip Code)

(315) 558-3702
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]    NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 5, 2019, there were 41,029,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Pacific Blue Energy Corp.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2011

TABLE OF CONTENTS
		Page
Part I

Item 1	Financial Statements	3
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitave and Qualitative Disclosures About Market Risk	15
Item 4	Controls and Procedures	15

Part II
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Mine Safety Disclosures	16
Item 5	Other Information	16
Item 6	Exhibits	17

Signatures		18

Table of Content

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Pacific Blue Energy Corp.

Financial Statements
For the Fiscal Quarter Ended September 30, 2011

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

Pacific Blue Energy Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$432,833
Prepaid expense	-	249,316
Total current assets	-	682,149

Property and equipment, net	-	40,965
Land	-	591,000

Total assets	$-	$1,314,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$-	$19,037
Due to related party	-	11,982
Loan payable	-	12,480
Total current liabilities	-	43,499

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
41,029,000 shares	41,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,317,739	3,317,739
Accumulated deficit	(3,385,768)	(2,115,153)
Total stockholders' equity	-	1,270,615

Total liabilities and stockholders' equity	$-	$1,314,114

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating expenses:
Amortization	-	-	-	-
Consulting fees	-	431,588	-	633,876
General and administrative	131,363	57,734	602,450	109,056
Professional fees	36,200	265,203	36,200	301,403
Wages and benefits	-	34,000	-	82,585
Impairment of long lived assets	631,965	-	631,965-	-
Total operating expenses	799,528	788,525	1,270,615	1,126,920

Loss from operations	(799,528)	(788,525)	(1,270,615)	(1,126,920)

Other income (expense)
Interest expense	-	-	-	-
Interest income	-	420	-	420
Total other income (expense)	-	420	-	420

Net loss	$(799,528)	$(788,105)	$(1,270,615)	$(1,126,500)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding	41,029,000	40,452,696	41,029,000	38,867,777

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,270,615)	$(1,126,500)
Adjustments to reconcile net loss to net
loss from operating activities
Amortization	-	4,096
Impairment	631,965	-
Shares issued for services	-	441,000
Changes in operating assets and liabilities
Prepaid expenses	249,316	-
Accounts payable and accrued liabilities	(43,499)	(15,565)

Net Cash Used in Operating Activities	(432,833)	(696,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit payment on property purchase	-	(50,000)
Purchase of equipment	-	(49,158)
Net cash paid for acquisition	-	(299,622)

Net Cash Used in Investing Activities	-	(398,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	332,225
Repayment of loans payable	-	(337,250)
Proceeds from related party	-	14,467
Repayments to related party	-	2,082,001

Net Cash Provided by (Used in) Financing Activities	-	2,091,443

Increase (decrease) in cash	(432,833)	995,694

Cash, beginning of period	432,833	2,448

Cash, end of period	-	998,142

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2011
(Unaudited)

1.    Nature of Operations and Continuance of Business

Pacific Blue Energy Corp. (the "Company") was incorporated under the laws of the State of Nevada on April 3, 2007. On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.  This investment was subsequently abandoned by the Company and the Company is currently a non-operating shell company.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2011, the Company had no revenues and an accumulated deficit of $3,385,768. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ship Ahoy LLC. All intercompany transactions have been eliminated. The Company's fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of its long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC").  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company's Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2011
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

e) Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

f) Financial Instruments

ASC 820, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2011
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

j) Reclassification
Certain prior period amounts have been reclassified to conform to current presentation.

3.    Acquisition of Ship Ahoy LLC

On April 5, 2010, the Company acquired a 100% interest in the outstanding members' shares of Ship Ahoy LLC ("Ship Ahoy"), a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.

The common shares issued to Ship Ahoy shareholders were determined to have a fair value of $705,378.  The purchase price was allocated to the following assets and liabilities:

Purchase price

Cash	300,000
1,000,000 common shares	705,378

1,005,378

Fair value of Ship Ahoy net assets

Cash and cash equivalents	378
Land	591,000
Interest in Sunshine Wind Park	414,000

1,005,378

At December 31, 2010, the Company wrote off the interest in the Sunshine Wind Park of $414,000 due to lack of development of the property.  At September 30, 2011, the Company determined that the Land and equipment of Ship Ahoy was impaired as the property was abandoned.  As such, an impairment loss of $631,965 was recognized.

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2011
(Unaudited)

4.   Prepaid Deposits

	September 30, 2011	December 31, 2010

Insurance	$-	$209,088
Legal	-	40,228
Other	-	–

	-	$249,316

5.  Property and Equipment

	Cost	Accumulated Depreciation	September 30, 2011 Net Carrying Value	December 31, 2010 Net Carrying Value

Vehicle	-	-	-	40,965
Land	-	-	-	591,000

	-	-	-	631,965

6.   Loan Payable

In December 2010, the Company issued a note payable of $12,480 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, due interest at 10% per annum, and due on demand.  At December 31, 2011, no amounts were due.

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2011	2010

Current Assets	$-	$682,149
Current Liabilities	-	(43,499)
Working Capital (Deficit)	-	638,650

Cash Flows

	September 30,	Decemberr 31,
	2011	2010

Cash Flows from (used in) Operating Activities	$(432,833)	$(696,969)
Cash Flows from Investing Activities	-	(398,780)
Cash Flows from (used in) Financing Activities	-	2,091,443
Net Increase (decrease) in Cash During Period	(432,833)	998,142

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended September 30, 2011 and 2010.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2011 were $799,528 compared with $788,525 for the three months ended September 30, 2010.  The increaseerating expenses was attributed to the impairment of long lived assets of $631,956, an increase in other general and adminstrative expenses from $57,734 for the three months ended September 30, 2010 to $131,363 for the three months ended September 30, 2011, Consulting Fees decreased from $431,588 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011, Professional Fees decreased from $265,203 for the three months ended September 30, 2010 to $36,200 for the three months ended September 30, 2011, and Wages and benefits decreased from $34,000 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011.

Operating expenses for the nine months ended September 30, 2011 were $1,270,615 compared with $1,126,920 for the nine months ended September 30, 2010.  The increase in operating expenses was attributed to the impairment of long lived assets of $631,965, an increase in other general and adminstrative expenses from $109,056 for the nine months ended September 30, 2010 to $602,450 for the nine months ended September 30, 2011, Consulting Fees decreased from $633,876 for the nine months ended September 30, 2010 to $36,200 for the nine months ended September 30, 2011, Professional Fees decreased from $301,403 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011, and Wages and benefits decreased from $82,585 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011, .
 During the three months ended September 30, 2011, the Company recorded a net loss of $799,528. compared with net loss of $788,105 for the three months ended September 30, 2010.

     During the nine months ended September 30, 2011, the Company recorded a net loss of $1,270,615, compared with net loss of $1,126,920 for the nine months ended September 30, 2010.
 .

Liquidity and Capital Resources

 As at September 30, 2011, the Company's cash balance was $0 compared to cash balance of $432,833 as at December 31, 2010. As of September 30, 2011, the Company's total assets were $0 compared to total assets of $682,149 as at December 31, 2010.

 As of September 30, 2011, the Company had total liabilities of $0 compared with total liabilities of $43,499 as at December 31, 2010.  The decrease in total liabilities is attributed to an decrease of account payable and accrued liabilities of $19,037, decrease in due to related party of $11,982 and decrease in loan payable of $12,480.

Cashflow from Operating Activities

 During the nine months ended September 30, 2011 the Company used $432,833 of cash for operating activities compared to the use of $(696,969) of cash for operating activities during the nine months ended September 30, 2010.  The decreases in cash used in operations was a result of the Company's prior operations.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2011 the Company did not receive any cash from financing activities as compared to $(398,780) for the nine months ended September 30, 2010.  The decreases in cash used in operations was a result of the Company's prior operations.

Subsequent Developments

   None

Going Concern

    We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

    The Company will consider selling securities in the future to fund operations.   There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Table of Content

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

Exhibit Number		Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 5th of March 2019.

PACIFIC BLUE ENERGY CORP.
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,