Form 10-Q/A
period 2011-09-30
PACIFIC BLUE ENERGY CORP.
filed 2019-03-22
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10- Q/A

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

937 Old Seneca Turnpike Road
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 22 , 2019, there were 41,029,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended September 30, 2011 (this "Form 10-Q/A") amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as originally filed by Pacific Blue Energy Corp. (the "Company," "we," "our," or "us") with the Securities and Exchange Commission (the "SEC") on March 5, 2019 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited consolidated financial statements as of and for the quarter and nine months ended September 30, 2011 and to make related revisions to certain other disclosures in the Original Filing. The errors primarily relate to the the erroneous original writeoff of $7,000 of accrued liabilities.
The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement:

●	Part I - Item 1 – Financial Statements (Unaudited)
●	Part 1 - Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
●
Part III - Item 6 – Exhibits - Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2

Pacific Blue Energy Corp.
Form 10- Q/A

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

F-1

Table of Content

Pacific Blue Energy Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$432,833
Prepaid expense	-	249,316
Total current assets	-	682,149

Property and equipment, net	-	40,965
Land	-	591,000

Total assets	$-	$1,314,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,000	$19,037
Due to related party	-	11,982
Loan payable	-	12,480
Total current liabilities	7,000	43,499

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
41,029,000 shares	41,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,317,739	3,317,739
Accumulated deficit	(3,392,768)	(2,115,153)
Total stockholders' equity	(7,000)	1,270,615

Total liabilities and stockholders' equity	$-	$1,314,114

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating expenses:
Amortization	-	-	-	-
Consulting fees	-	431,588	-	633,876
General and administrative	138,363	57,734	609,450	109,056
Professional fees	36,200	265,203	36,200	301,403
Wages and benefits	-	34,000	-	82,585
Impairment of long lived assets	631,965	-	631,965-	-
Total operating expenses	806,528	788,525	1,277,615	1,126,920

Loss from operations	(806,528)	(788,525)	(1,277,615)	(1,126,920)

Other income (expense)
Interest expense	-	-	-	-
Interest income	-	420	-	420
Total other income (expense)	-	420	-	420

Net loss	$(806,528)	$(788,105)	$(1,277,615)	$(1,126,500)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding	41,029,000	40,452,696	41,029,000	38,867,777

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,277,615)	$(1,126,500)
Adjustments to reconcile net loss to net
loss from operating activities
Amortization	-	4,096
Impairment	631,965	-
Shares issued for services	-	441,000
Changes in operating assets and liabilities
Prepaid expenses	249,316	-
Accounts payable and accrued liabilities	(36,499)	(15,565)

Net Cash Used in Operating Activities	(432,833)	(696,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit payment on property purchase	-	(50,000)
Purchase of equipment	-	(49,158)
Net cash paid for acquisition	-	(299,622)

Net Cash Used in Investing Activities	-	(398,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	332,225
Repayment of loans payable	-	(337,250)
Proceeds from related party	-	14,467
Repayments to related party	-	2,082,001

Net Cash Provided by (Used in) Financing Activities	-	2,091,443

Increase (decrease) in cash	(432,833)	995,694

Cash, beginning of period	432,833	2,448

Cash, end of period	-	998,142

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2011, the Company had no revenues and an accumulated deficit of $3,392,768 . The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

7.   Restatement

This restated financial statements for quarter ended September 30, 2011 amends the original financial statements for the quarter ended September 30, 2011, as originally filed by Pacific Blue Energy Corp. with the Securities and Exchange Commission on March 5, 2019. These amended financial statements are being filed to restate the Company's unaudited consolidated financial statements as of and for the quarter and nine months ended September 30, 2011 and to make related revisions to certain other disclosures in the original filing. The errors primarily relate to the the erroneous original writeoff of $7,000 of accrued liabilities.

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This section and other parts of this Form 10-Q/A amended quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q/A that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2011	2010

Current Assets	$-	$682,149
Current Liabilities	(7,000)	(43,499)
Working Capital (Deficit)	(7,000)	638,650

Cash Flows

	September 30,	Decemberr 31,
	2011	2010

Cash Flows from (used in) Operating Activities	$(432,833)	$(696,969)
Cash Flows from Investing Activities	-	(398,780)
Cash Flows from (used in) Financing Activities	-	2,091,443
Net Increase (decrease) in Cash During Period	(432,833)	998,142

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended September 30, 2011 and 2010.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2011 were $806,528 compared with $788,525 for the three months ended September 30, 2010.  The increaseerating expenses was attributed to the impairment of long lived assets of $631,956, an increase in other general and adminstrative expenses from $57,734 for the three months ended September 30, 2010 to $138,363 for the three months ended September 30, 2011, Consulting Fees decreased from $431,588 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011, Professional Fees decreased from $265,203 for the three months ended September 30, 2010 to $36,200 for the three months ended September 30, 2011, and Wages and benefits decreased from $34,000 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011.

Operating expenses for the nine months ended September 30, 2011 were  $1,277,615 compared with $1,126,920 for the nine months ended September 30, 2010.  The increase in operating expenses was attributed to the impairment of long lived assets of $631,965, an increase in other general and adminstrative expenses from $109,056 for the nine months ended September 30, 2010 to $609,450 for the nine months ended September 30, 2011, Consulting Fees decreased from $633,876 for the nine months ended September 30, 2010 to $36,200 for the nine months ended September 30, 2011, Professional Fees decreased from $301,403 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011, and Wages and benefits decreased from $82,585 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011, .

 During the three months ended September 30, 2011, the Company recorded a net loss of $806,528 . compared with net loss of $788,105 for the three months ended September 30, 2010.

     During the nine months ended September 30, 2011, the Company recorded a net loss of $1,277,615 , compared with net loss of $1,126,920 for the nine months ended September 30, 2010.
 .

Liquidity and Capital Resources

 As at September 30, 2011, the Company's cash balance was $0 compared to cash balance of $432,833 as at December 31, 2010. As of September 30, 2011, the Company's total assets were $0 compared to total assets of $682,149 as at December 31, 2010.

 As of September 30, 2011, the Company had total liabilities of $7,000 compared with total liabilities of $43,499 as at December 31, 2010.  The decrease in total liabilities is attributed to an decrease of account payable and accrued liabilities of $12,037 , decrease in due to related party of $11,982 and decrease in loan payable of $12,480.

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

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd of March 2019.

PACIFIC BLUE ENERGY CORP.
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,