Form 10-K
period 2011-12-31
PACIFIC BLUE ENERGY CORP.
filed 2019-04-26
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PACIFIC BLUE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0647954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

937 Old Seneca Turnpike Road Skaneateles, New York	13252-9318
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (315) 558-3702

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☑ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with and new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 26, 2019, was $127,206.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.41,029,000 shares of common stock are outstanding as of March 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

3

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pacific Blue Energy Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

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

On October 16, 2009, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name to Pacific Blue Energy Corp. The name change reflected the Company's refocused business at that time as an independent alternative energy company.  We began the process of approaching potential investment partners and have also began seeking out potential opportunities, including joint venture opportunities.  We attempted to finance our operations through a combination of privately placed debt and/or equity.  With the alignment st thst time of a number of positive factors including technical advances, tax incentives, rising environmental awareness and the state of the economy, the availability of clean, affordable, solar and wind powered electricity to power homes and small businesses thrn become a reality.

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

OUR BUSINESS
The Company is currently a non-operating shell company.

EMPLOYEES

As of the date of this Annual Report, we have no employees.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "PBEC". The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2011:	High	Low
December 31, 2011	$0.01		$0.00
September 30. 2011	$0.01		$0.00
June 30, 2011	$0.11		$0.10
March 31, 2011	$0.13		$0.10

FISCAL YEAR ENDED DECEMBER 31, 2010:
December 31, 2010	$0.26	`	0.09
September 30, 2010	$1.26		$0.17
June 30, 2010	$1.36		$0.86
March 31, 2010	$1.03		$0.30

SHAREHOLDERS OF RECORD

As of March 26, 2019, there were approximately 41,029,000 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	-	None
Equity compensation plans not approved by security holders	None	-	None
Total	None	-	None

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2011, there were 41,029,000 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which none shares are owned by officers, directors and principal stock holders) were issued and have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2011, the Registrant had the following sale of unregistered securities:

None

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This section and other parts of this Form 10-K annual report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-K that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

Overview

   Pacific Blue Energy Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operations.  The Company has a December 31 year end.  As of December 31, 2011, the issued and outstanding shares of common stock totaled 41,029,000.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2011	2010

Current Assets	$-	$682,149
Current Liabilities	7,000	43,499
Working Capital (Deficit)	7.000	638,650

Cash Flows

	December 31,	December 31,
	2018	2017

Cash Flows from (used in) Operating Activities	$(432,833)	$(1,242,853)
Cash Flows from (used in) Financing Activities	-	2,101,438
Net Increase (decrease) in Cash During Period	(432,833)	430,385

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2011 and 2010.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2011 were $1,277,615 compared with $1,967,143 for the year ended December 31, 2010.  The decrease in operating expense is attributable to a decrease in consulting fees from $780,727 for year ended December 31, 2010 to $0 for the year ended December 31, 2011, the decrease in impairment loss on wind park from $419,258 for year ended December 31, 2010 to $0 for the year ended December 31, 2011, the decrease in professional fees from $331,210 for year ended December 31, 2010 to $36,200 for the year ended December 31, 2011, the decrease in amortization expense from $8,193 for year ended December 31, 2010 to $0 for the year ended December 31, 2011, the decrease in exploration costs from $17,400 for year ended December 31, 2010 to $0 for the year ended December 31, 2011, the increase in general and administrative fees from $139,225 for year ended December 31, 2010 to $609,450 for the year ended December 31, 2010, and the increase in impairment loss on Ship Ahoy from $0 for year ended December 31, 2010 to $631,965 for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company recorded a net loss of $1,270,615, compared with net loss of $1,966,090 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2011, the Company's cash balance was $0 compared to cash balance of $432,833 as at December 31, 2010. As of December 31, 2011, the Company's total assets were $0 compared to total assets of $1,314,114 as at December 31, 2010.

As of December 31, 2011, the Company had total liabilities of $7,000 compared with total liabilities of 43,499 as at December 31, 2010.  The decrease in total liabilities is attributed to a decrease in accounts payable and accrued liabilities of $0 on December 31, 2011 from $19,037 on December 31, 2010, the decrease in due to related party of $0 on December 31, 2011 from $11,982 on December 31, 2010 and a decreasee in loan payable from $7,000 on December 31, 2011 to $12,480 on December 31, 2010.

As of December 31, 2011, the Company has a working capital of ($7,000) compared with working capital of $638,650 at December 31, 2010 with the decrease in the working capital attributed to a decrease in cash to $0 on December 31, 2011 from $432,833 on December 31, 2010 and a decrease in current liabilities to $7,000 at December 31, 2011 from $43,499 at December 31, 2010.

Cashflow from Operating Activities

During the year ended December 31, 2011 the Company used $432,833 of cash for operating activities compared to $1,242,853 of cash used by operating activities during the year ended  December 31, 2010.

Cashflow from Financing Activities

During the years ended December 31, 2011 the Company's net cash provided by financing activity was $0 compared to $2,101,438 cash provided by financing for year ended December 31, 2010.

Subsequent Developments

None

Going Concern

 We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PACIFIC BLUE ENERGY CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2011

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of Pacific Blue Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Blue Energy Corp. (the "Company") as of December 31, 2011, the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements").   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company's lack of revenues and accumulated deficit raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management's plans are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2019

Bayville, NJ
April 26, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Blue Energy Corp.

We have audited the accompanying balance sheet of Pacific Blue Energy Corp. as of December 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Blue Energy Corp. as of December 31, 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 7, 2010

Pacific Blue Energy Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$-	$432,833
Prepaid expense	-	249,316
Total current assets	-	682,149

Property and equipment, net	-	40,965
Land	-	591,000

Total assets	$-	$1,314,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,000	$19,037
Due to related party	-	11,982
Loan payable	-	12,480
Total current liabilities	7,000	43,499

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
41,029,000 shares	41,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,317,739	3,317,739
Accumulated deficit	(3,392,768)	(2,115,153)
Total stockholders' equity	(7,000)	1,270,615

Total liabilties and stockholders' equity	$-	$1,314,114

The accompanying notes are an integral part of these consolidated financial statements.

F-2

Pacific Blue Energy Corp.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

Revenues	$-	$-

Operating expenses:
Amortization	-	8,193
Consulting fees	-	780,729
Exploration costs	-	17,400
General and administrative	609,450	139,225
Impairment loss on wind park	-	419,258
Impairment loss on Gilda Bend Property	-	79,420
Impairment loss on Ship Ahoy	631,965	-
Management fees	-	82,585
Professional fees	36,200	331,210
Wages and benefits	-	109,123
Total operating expenses	1,277,615	1,967,143

Loss from operations	(1,277,615)	(1,967,143)

Other income (expense)
Interest expense	-	(82)
Interest income	-	1,135
Total other income (expense)	-	1,053

Net loss	$(1,277,615)	$(1,966,090)

Net loss per share (basic and diluted)	$(0.03)	$(0.05)

Weighted average shares outstanding	41,029,000	39,412,195

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Blue Energy Corp.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(1,277,615)	$(1,966,090)
Adjustments to reconcile net loss to net
loss from operating activities
Amortization	-	8,193
Impairment loss on wind park	-	419,258
Impairment loss on Gilda Bend Property	-	79,420
Impairment loss on Ship Ahoy	631,965	-
Shares issued for services	-	468,717
Changes in operating assets and liabilities
Prepaid expenses	249,316	(249,316)
Accounts payable and accrued liabilities	(36,499)	(3,035)

Net Cash Used in Operating Activities	(432,833)	(1,242,853)

CASH FLOWS FROM INVESTING ACTVITIES:
Payments on Sonoran property	-	(100,000)
Recoveries on Sonoran property	-	20,580
Purchase of equipment	-	(49,158)
Net cash paid for acquisition	-	(299,622)

Net Cash Used in Investing Activities	-	(428,200)

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from loans payable	-	359,173
Repayment of loans payable	-	(351,718)
Proceeds from related party	-	11,982
Repayments to related party	-	2,082,001

Net Cash Provided by (Used in) Financing Activities	-	2,101,438

Increase (decrease) in cash	(432,833)	430,385

Cash, beginning of period	432,833	2,448

Cash, end of period	-	432,833

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Blue Energy Corp.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2009	37,350,000	$37,350	$87,064	$-	$(149,063)	$(24,649)

Issuance of shares for cash at $0.20 per share	125,000	125	24,875	-	-	25,000

Issuance for acquisition of subsidiary	1,000,000	1,000	709,636	-	-	710,636

Issuance of shares for cash	2,174,000	2,174	2,054,827	-	-	2,057,001

Issuance of shares for services	380,000	380	441,337	-	-	441,717

Common stock issuable	-	-	-	27,000	-	27,000

Net loss	-	-	-	-	(1,966,090)	(1,966,090)

Balance, December 31, 2010	41,029,000	41,029	3,317,739	27,000	(2,115,153)	1,270,615

Net loss	-	-	-	-	(1,277,615)	(1,277,615)

Balance, December 31, 2011	41,029,000	$41,029	$3,317,739	$27,000	$(3,392,768)	$(7,000)

The accompanying notes are an integral part of these financial statements

F-5

PACIFIC BLUE ENERGY CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2011, the Company had no revenues and an accumulated deficit of $3,392,768. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2011 and 2010, the Company had no cash equivalents.

PACIFIC BLUE ENERGY CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

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

e) Financial Instruments

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

f) Property and Equipment

Property and equipment is comprised of a vehicle and is amortized on a straight-line basis over an expected useful life of three years. Maintenance and repairs are charged to expense as incurred. The land is not depreciated.

PACIFIC BLUE ENERGY CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

2.    Summary of Significant Accounting Policies (Continued)

g) Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

h) Reclassification
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

4.    Impairment of Gila Bend Property

On July 16, 2010, the Company entered into a purchase and sale agreement (the "Agreement") with Sonoran Trails, LLC ("Sonoran") to acquire 100 acres of property located in Maricopa County, Arizona (the "Gila Bend Property") for proceeds of $850,000, of which $20,000 was paid as a deposit on the date of the Agreement and the remaining purchase price to be paid within 24 hours of the closing date of the acquisition, to be completed no later than September 10, 2010.  On August 16, 2010, the Company made a deposit payment of $75,000 as part of the Agreement. On September 10, 2010, the Company and Sonoran amended the terms and conditions of the Agreement (the "Amended Agreement") whereby the Company was granted an extension of the closing date of the acquisition from September 10, 2010 to December 10, 2010.  In exchange for the Company's right to amend the original Agreement and extend the closing date of the acquisition, $50,000 of the $75,000 deposit was surrendered to Sonoran  with the remaining $25,000 and a further $5,000 deposit (paid on September 24, 2010) to be held in escrow.  On December 23, 2010, the Company made a deposit payment of $50,000.  On December

PACIFIC BLUE ENERGY CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

4.    Impairment of Gila Bend Property (Continued)

29, 2010, $20,580 of the amount held in escrow was released for reimbursement of surveying costs incurred on the property.  As at December 31, 2010, the Company paid deposits of $79,420 (2009 - $nil) relating to the acquisition of the Sonoran property.

5.   Prepaid Deposits

As at December 31, 2010, the Company prepaid $209,088 (2011 - $nil) of annual insurance premiums related to insurance for directors and officers, and $40,228 (2011 - $nil) of legal fees for project development and litigation.

6.  Property and Equipment

	Cost	Accumulated Depreciation	December 31, 2011 Net Carrying Value	December 31, 2010 Net Carrying Value

Vehicle	-	-	-	40,965
Land	-	-	-	591,000

	-	-	-	631,965

7.   Loan Payable

In December 2010, the Company issued a note payable of $12,480 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, due interest at 10% per annum, and due on demand.  At December 31, 2011, no amounts were due.

8.    Common Stock

Year Ended December 31, 2011

None

Year Ended December 31, 2010

a)
In November 2010, the Company authorized the issuance of 150,000 common shares for consulting services with a fair value of $27,000, based on end-of-day trading prices on the date of issuance.  As at December 31, 2010, the common shares have not been issued.

b)
On October 6, 2010, the Company issued 20,000 common shares to settle consulting and advisory services with a fair value of $22,000 based on the ending market price of the Company's common shares on the date of issuance.

c)
On August 12, 2010, the Company issued 260,000 common shares of the Company to settle consulting and advisory services with a fair value of $299,000, based on the ending market price of the Company's common shares on the date of issuance.

d)	On August 5, 2010, the Company issued 800,000 common shares for proceeds of $800,000.

e)	On July 16, 2010, the Company issued 700,000 common shares for proceeds of $700,000.

f)	On May 19, 2010, the Company issued 500,000 common shares for proceeds of $500,000.

PACIFIC BLUE ENERGY CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

8.    Common Stock (Continued)

a)	On May 5, 2010, the Company issued 100,000 common shares of the Company to settle consulting services with a fair value of $120,000, based on ending market prices of the Company's common shares.

b)	On April 21, 2010, the Company issued 174,000 common shares of the Company for proceeds of $57,001.

c)
On April 20, 2010, the Company issued 1,000,000 common shares to the shareholders of Ship Ahoy as part of acquisition as noted in Note 3.  The shares were valued at $710,636 by the valuation specialist.

d)	On January 28, 2010, the Company issued 125,000 common shares of the Company at $0.20 per common share for proceeds of $25,000.

9.    Income Taxes

The Company has a net operating loss carried forward of $3,345,317 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 34%. As at December 31, 2011 and 2010, the Company had no uncertain tax positions.

	2011	2010

Income tax recovery at statutory rate	668,471	657,503

Permanent differences and other	-	(170,549)
Valuation allowance change	(668.471)	(486,954)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating loss carried forward	1,137,408	546,816

Valuation allowance	(1,137,408)	(546,816)

Net deferred income tax asset	–	–

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BOYLE CPA, LLC

This decision to engage Boyle CPA, LLC was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2018, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

(1)
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities

(2)
We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2011. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Carman J. Carbona	56	Chief Executive & Chief Financial Officer and Director	2018

Joel P. Franklin	46	Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2009 - 2011

Luniel de Beer	48	Former Chairman of the Board of Directors	2009-2011

Carmen Joseph Carbona

Carmen Joseph Carbona, has been employed by Health Direct, a division of Kinney Drugs, since 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes and clinics with pharmaceutical supplies.

Joel Franklin

Mr. Franklin was the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of the Company's Board of Directors from 2009 to 2011.  Mr. Franklin has a strong work ethic, a strong drive for success and the ability to succeed under pressure.  During the last five years, Mr. Franklin has gained significant business and management experience as the owner/operator of a very successful contracting company, where he excelled in building and maintaining strong positive relationships with potential and current clients, builders, vendors and suppliers.  While working for the contracting company, Mr. Franklin successively managed all aspects of projects from inception to completion.  Mr. Franklin was appointed as the Company's sole officer and a member of the Company's Board of Directors on account of his years of experience as a business owner and manager.

Luniel de Beer

Mr. de Beer was Chairman of the Board of Directors of the Company from 2009 to 2011.  Since 2005, Mr. de Beer has gained substantial experience in sales and management while serving as President, CEO and Director of Tradeshow Marketing Company, Ltd., where he was primarily responsible for overseeing operations of the company controlling two retail franchises, with additional sales through trade shows, wholesale, and e-commerce. Additionally, Mr. de Beer has developed his skills in finance, management and administration while performing various functions for the company including overseeing and coordinating HR, legal fundraising, reporting, public relations, press releases, budgets, trade show operations, retail operations, wholesale operations, product development, and other business functions, such as supervising a staff of 18 and coordinating a 7-member Board.  In light of Mr. de Beer's extensive leadership and business experience as well as his prior roles as an officer and director of a company, the Company's Board of Directors concluded that it was in the Company's best interest for him to serve as a director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The board of directors does not have an audit committee, and the functions of the audit committee are currently performed by our Corporate Secretary, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee.

Board of Directors Independence. Our board of directors currently consists of one member. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

We have not yet replaced our former audit committee financial expert, but we are engaged in finding a suitable replacement.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2011, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Carman J. Carbona	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)	Total ($)

Carman J. Carbona	2011	$0	$0	$0	$0	$0		$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2010	$0	$0	$0	$0	$0		$0	$0	$0

Joel Franklin	2011	$0	$0	$0	$0	$0	$		$0	$0
former Chief Executive Officer & Chif Financial Officer and Director	2010	$82,583	$75,000	$0	$0	$0	$		$0	$157,583

Luniel de Beer	2011	$0	$0	$0	$0	$0	$		$0	$0
former Chairman of the Board	2010	$0	$75,000	$0	$0	$0	$		$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2010 and December 31, 2011.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2011 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Carman J. Carbona	Common	0	0%
937 Old Seneca Turnpike
Skaneateles, NY 13152

All Directors and officers as a group (1 member)	Common	0	0%

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2011	2010
Audit fees	$5,000	$10,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures. Typically, Management has sought out audit firm candidates and presented them to the audit committee. Before the auditor renders audit and non-audit services our board of directors approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Office *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2019.

View Systems, Inc.

By:	/s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)