Form 10-Q
period 2012-09-30
PACIFIC BLUE ENERGY CORP.
filed 2019-04-29
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2019, there were 41,029,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Pacific Blue Energy Corp.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2012

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

Pacific Blue Energy Corp.

Financial Statements
For the Fiscal Quarter Ended September 30, 2012

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

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Operating expenses:
Amortization	-	-	-	-
Consulting fees	-	-	-	-
General and administrative	-	300,255	-	602,450
Professional fees	-	-	-	36,200
Wages and benefits	-	-	-	-
Impairment of long lived assets	-	631,965	-	631,965
Total operating expenses	-	932,220	-	1,270,615

Loss from operations	-	(932,220)	-	(1,270,615)

Other income (expense)
Interest expense	-	-	-	-
Interest income	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$-	$(932,220)	$-	$(1,270,615)

Net loss per share (basic and diluted)	$-	$(0.02)	$-	$(0.03)

Weighted average shares outstanding	41,029,000	41,029,000	41,029,000	41,029,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$-	$(1,270,615)
Adjustments to reconcile net loss to net
loss from operating activities
Amortization	-	-
Impairment	-	631,965
Shares issued for services	-	=
Changes in operating assets and liabilities
Prepaid expenses	-	249,316
Accounts payable and accrued liabilities	-	(43,499)

Net Cash Used in Operating Activities	-	(432,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit payment on property purchase	-	-
Purchase of equipment	-
Net cash paid for acquisition	-

Net Cash Used in Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-
Repayment of loans payable	-	-
Proceeds from related party	-	-
Repayments to related party	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	(432,833)

Cash, beginning of period	-	432,833

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2012
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2012, the Company had no revenues and an accumulated deficit of $3,392,768. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.2.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2012
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2012
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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2012	2011

Current Assets	$-	$-
Current Liabilities	7,000	7,000
Working Capital (Deficit)	(7,000)	(7,000)

Cash Flows

	September 30,		September 30,
	2011		2010

Cash Flows from (used in) Operating Activities	$-		$(432,833)
Cash Flows from Investing Activities	-		-
Cash Flows from (used in) Financing Activities	-		-
Net Increase (decrease) in Cash During Period	-	-	(432,833)

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended September 30, 2012 and 2011.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2012 were $0 compared with $932,220 for the three months ended September 30, 2011.  The decrease in operating expenses was attributed to a decrease in General and Administrative expenses from $300,255 for the three months ended September 30, 2011 to $0 for the three months ended September 30, 2012, and a decrease in Impairment of long lived assets from $631,965 for the three months ended September 30, 2011 to $0 for the three months ended September 30, 2012.

Operating expenses for the nine months ended September 30, 2012 were $0 compared with $1,270,615 for the nine months ended September 30, 2011.  The decrease in operating expenses was attributed to a decrease in General and Administrative expenses from $602,450 for the nine months ended September 30, 2011 to $0 for the nine months ended September 30, 2011, a decrease in Professional Fees from $36,200 for the nine months ended September 30, 2011 to $0 for the nine months ended September 30, 2011 and a decrease in Impairment of long lived assets from $631,965 for the nine months ended September 30, 2012 to $0 for the nine months ended September 30, 2011.

          During the three months ended September 30, 2012, the Company recorded a net loss of $0, compared with net loss of $932,220 for the three months ended September 30, 2011.

     During the nine months ended September 30, 2012, the Company recorded a net loss of $0, compared with net loss of $1,270,615 for the nine months ended September 30, 2011.
 .

Liquidity and Capital Resources

 As at September 30, 2012, the Company's cash balance was $0 compared to cash balance of $0 as at December 31, 2011. As of September 30, 2011, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2011.

 As of September 30, 2012, the Company had total liabilities of $7,000 compared with total liabilities of $7,000 as at December 31, 2011.

Cashflow from Operating Activities

 During the nine months ended September 30, 2012 the Company used $0 of cash for operating activities compared to the use of $(432,833) of cash for operating activities during the nine months ended September 30, 2011.  The decreases in cash used in operations was a result of the Company's prior operations.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2012 the Company did not receive any cash from financing activities as compared to $0 for the nine months ended September 30, 2011.

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