Form 10-Q
period 2013-03-31
PACIFIC BLUE ENERGY CORP.
filed 2019-04-29
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 29, 2019, there were 41,029,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Pacific Blue Energy Corp.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2013

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

Pacific Blue Energy Corp.

Financial Statements
For the Fiscal Quarter Ended March 31, 2013

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

Pacific Blue Energy Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

Property and equipment, net	-	-
Land	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,000	$7,000
Due to related party	-	-
Loan payable	-	-
Total current liabilities	7,000	7,000

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
41,029,000 shares	41,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,317,739	3,317,739
Accumulated deficit	(3,392,768)	(3,392,768)
Total stockholders' equity	(7,000)	(7,000)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended
March 31,
	2013	2012

Revenues	$-	$-

Operating expenses:
Amortization	-	-
Consulting fees	-	-
General and administrative	-	-
Professional fees	-	-
Wages and benefits	-	-
Impairment of long lived assets	-	-
Total operating expenses	-	-

Loss from operations	-	-

Other income (expense)
Interest expense	-	-
Interest income	-	-
Total other income (expense)	-	-

Net loss	$-	$-

Net loss per share (basic and diluted)	$-	$-

Weighted average shares outstanding	41,029,000	41,029,000

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended
March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$-	$-
Adjustments to reconcile net loss to net
loss from operating activities
Amortization	-	-
Impairment	-	-
Shares issued for services	-	-
Changes in operating assets and liabilities
Prepaid expenses	-	-
Accounts payable and accrued liabilities	-	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit payment on property purchase	-	-
Purchase of equipment	-	-
Net cash paid for acquisition	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-
Repayment of loans payable	-	-
Proceeds from related party	-	-
Repayments to related party	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the three months ended March 31, 2013
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2013, the Company had no revenues and an accumulated deficit of $3,392,768. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the three months ended March 31, 2013
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the three months ended March 31, 2013
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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2013	2012

Current Assets	$-	$-
Current Liabilities	(7,000)	(7,000)
Working Capital (Deficit)	(7,000)	(7,000)

Cash Flows

	March 31,	March 31,
	2013	2012

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2013 and 2012.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2013 were $0 compared with $0 for the three months ended March 31, 2012.
 During the three months ended March 31, 2013, the Company recorded a net incme of $0. compared with net incme of $0 for the three months ended March 31, 2012.

Liquidity and Capital Resources

 As at March 31, 2013, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2012. As of March 31, 2013, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2012.

 As of March 31, 2013, the Company had total liabilities of $7,000 compared with total liabilities of $7,000 as at March 31, 2012.

Cashflow from Operating Activities

 During the three months ended March 31, 2013 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended March 31, 2012.

Table of Content

Cashflow from Financing Activities

During the three months ended March 31, 2013 the Company did not receive any cash from financing activities as compared to $0 for the threee months ended March 31, 2012.

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

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th of April, 2019.

PACIFIC BLUE ENERGY CORP.
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,