Form 10-K
period 2013-12-31
PACIFIC BLUE ENERGY CORP.
filed 2019-04-30
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PACIFIC BLUE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0647954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

937 Old Senecca Road Skaneateles, New York	13252-9318
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 30, 2019, was $127,206.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.41,029,000 shares of common stock are outstanding as of April 30, 2019.

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

FISCAL YEAR ENDED DECEMBER 31, 2013:	High	Low
December 31, 2013	$0.01		$0.00
September 30. 2013	$0.01		$0.00
June 30, 2013	$0.01		$0.00
March 31, 2013	$0.01		$0.00

FISCAL YEAR ENDED DECEMBER 31, 2012:
December 31, 2012	$0.01	`	0.00
September 30, 2012	$0.01		$0.00
June 30, 2012	$0.01		$0.00
March 31, 2012	$0.01		$0.00

SHAREHOLDERS OF RECORD

As of March 5, 2019, there were approximately 41,029,000 holders of record of our common stock, not including holders who hold their shares in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2013, the Registrant had the following sale of unregistered securities:

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

Overview

   Pacific Blue Energy Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operations.  The Company has a December 31 year end.  As of December 31, 2013, the issued and outstanding shares of common stock totaled 41,029,000.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2013	2012

Current Assets	$-	$-
Current Liabilities	7,000	7,000
Working Capital (Deficit)	(7,000)	(7,000)

Cash Flows

	December 31,	December 31,
	2013	2012

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2013 and 2012.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2013 were $0 compared with $0 for the year ended December 31, 2012.

During the year ended December 31, 2013, the Company recorded a net loss of $0, compared with net loss of $0 for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2013, the Company's cash balance was $0 compared to cash balance of $0 as at December 31, 2012. As of December 31, 2013, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2012.

As of December 31, 2013, the Company had total liabilities of $7,000 compared with total liabilities of $7,000 as at December 31, 2012.

As of December 31, 2013, the Company has a working capital of ($7,000) compared with working capital of ($7,000) at December 31, 2012.

Cashflow from Operating Activities

During the year ended December 31, 2013 the Company used $0 of cash for operating activities compared to $0 of cash used by operating activities during the year ended  December 31, 2012.

Cashflow from Financing Activities

During the years ended December 31, 2013 the Company's net cash provided by financing activity was $0 compared to $0 cash provided by financing for year ended December 31, 2012.

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
DECEMBER 31, 2012 AND 2013

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of Pacific Blue Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Blue Energy Corp. (the "Company") as of December 31, 2013 and 2012, the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013, and the related notes (collectively referred to as the "financial statements").   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2019

Bayville, NJ
April 30, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721

Pacific Blue Energy Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

Property and equipment, net	-	-
Land	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,000	$7,000
Due to related party	-	-
Loan payable	-	-
Total current liabilities	7,000	7,000

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
41,029,000 shares	41,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,317,739	3,317,739
Accumulated deficit	(3,392,768)	(3,392,768)
Total stockholders' equity	(7,000)	(7,000)

Total liabilties and stockholders' equity	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-2

Pacific Blue Energy Corp.
Consolidated Statements of Operations

For the Years Ended
December 31,
	2013	2012

Revenues	$-		$-

Operating expenses:
General and administrative	-		-
Impairment loss on Ship Ahoy	-		-
Professional fees	-		-
Total operating expenses	-		-

Loss from operations	-		-

Other income (expense)
Interest expense	-		-
Interest income	-		-
Total other income (expense)	-		-

Net loss	$-		$-

Net loss per share (basic and diluted)	$-	$

Weighted average shares outstanding	41,029,000		41,029,000

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Blue Energy Corp.
Consolidated Statements of Cash Flows

For the Years Ended
December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$-	$-
Adjustments to reconcile net loss to net
loss from operating activities
Impairment loss on Ship Ahoy	-	-
Shares issued for services	-	-
Changes in operating assets and liabilities
Prepaid expenses	-	-
Accounts payable and accrued liabilities	-	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-
Net cash paid for acquisition	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from loans payable	-	-
Repayment of loans payable	-	-
Proceeds from related party	-	-
Repayments to related party	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Blue Energy Corp.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2011	41,029,000	$41,029	$3,317,739	$27,000	$(3,392,768)	$7,000

Net loss	-	-	-	-	-	-

Balance, December 31, 2012	41,029,000	41,029	3,317,739	27,000	(3,392,768)	7,000

Net loss	-	-	-	-	-	-

Balance, December 31, 2013	41,029,000	$41,029	$3,317,739	$27,000	$(3,392,768)	$7,000

The accompanying notes are an integral part of these financial statements

F-5

PACIFIC BLUE ENERGY CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2013 and 2012

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2013, the Company had no revenues and an accumulated deficit of $3,392,768. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and 2012, the Company had no cash equivalents.

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
For the years ended December 31, 2013 and 2012

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
For the years ended December 31, 2013 and 2012

4.    Impairment of Gila Bend Property (Continued)

29, 2010, $20,580 of the amount held in escrow was released for reimbursement of surveying costs incurred on the property.  As at December 31, 2013, the Company paid deposits of $79,420 (2009 - $nil) relating to the acquisition of the Sonoran property.

5.    Income Taxes

The Company has a net operating loss carried forward of $3,345,317 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 34%. As at December 31, 2013 and 2012, the Company had no uncertain tax positions.

	2013	2012

Income tax recovery at statutory rate	-	-

Permanent differences and other	-	-
Valuation allowance change	-	-

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012

Net operating loss carried forward	1,137,408	1,137,408

Valuation allowance	(1,137,408)	(1,137,408)

Net deferred income tax asset	–	–

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2013. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2013, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Carman J. Carbona	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Carman J. Carbona	2012	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2012 and December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December December 31, 2013 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2013	2012
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2019.

Pacific Blue Energy Corp.

By:	/s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)