Form 10-Q
period 2015-06-30
PACIFIC BLUE ENERGY CORP.
filed 2019-05-01
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2019, there were 41,029,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Pacific Blue Energy Corp.
Form 10-Q

For the Fiscal Quarter Ended June 30, 2015

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

Pacific Blue Energy Corp.

Financial Statements
For the Fiscal Quarter Ended June 30, 2015

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

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
Amortization	-	-	-	-
Consulting fees	-	-	-	-
General and administrative	-	-	-	-
Professional fees	-	-	-	-
Wages and benefits	-	-	-	-
Impairment of long lived assets	-	-	-	-
Total operating expenses	-	-	-	-

Loss from operations	-	-	-	-

Other income (expense)
Interest expense	-	-	-	-
Interest income	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$-	$-	$-	$-

Net loss per share (basic and diluted)	$-	$-	$-	$-

Weighted average shares outstanding	41,029,000	41,029,000	41,029,000	41,029,000

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
For the six months ended June 30, 2015
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2015, the Company had no revenues and an accumulated deficit of $3,392,768. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the six months ended June 30, 2015
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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
For the six months ended June 30, 2015
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

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2015 and 2014.

Operating Expenses and Net Loss

 Operating expenses for the three months ended June 30, 2015 were $0 compared with $0 for the three months ended June 30, 2014.
 Operating expenses for the six months ended June 30, 2015 were $0 compared with $0 for the six months ended June 30, 2014.
 During the three months ended June 30, 2015, the Company recorded a net income of $0. compared with net income of $0 for the three months ended June 30, 2014.

 During the six months ended June 30, 2015, the Company recorded a net income of $0. compared with net loss of $0 for the three months ended June 30, 2014.

Liquidity and Capital Resources

 As at June 30, 2015, the Company's cash balance was $0 compared to cash balance of $0 at June 30, 2014. As of June 30, 2015, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2014.

 As of June 30, 2015, the Company had total liabilities of $7,000 compared with total liabilities of $7,000 as at June 30, 2014.

Cashflow from Operating Activities

 During the six months ended June 30, 2015 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended June 30, 2014.

Table of Content

Cashflow from Financing Activities

During the six months ended June 30, 2015 the Company did not receive any cash from financing activities as compared to $0 for the six months ended June 30, 2014.

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

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 1st of May 2019.

PACIFIC BLUE ENERGY CORP.
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,