Form 10-Q/A
period 2015-06-30
PACIFIC BLUE ENERGY CORP.
filed 2019-05-01
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q /A

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

Explanatory Note

        The purpose of this Amendment to Pacific Blue Energy Corp. Quarterly Report on Form 10-Q/A for the period ended June 30, 2015 ("Form 10-Q"), initially filed with the Securities and Exchange Commission on May 1, 2019, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

              Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1034, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 1st of May 2019.

PACIFIC BLUE ENERGY CORP.
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,

2