Form 10-Q/A
period 2015-06-30
PACIFIC BLUE ENERGY CORP.
filed 2019-05-01
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A

Amendment No. 2 to Form 10-Q

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

Explanatory Note

    The purpose of this Amendment No 2 to Pacific Blue Energy Corp. Quarterly Report on Form 10-Q/A for the period ended June 30, 2015 ("Form 10-Q"), initially filed with the Securities and Exchange Commission on May 1, 2019 and later amended on May 1, 2019, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  By mistake, the XBRL files with the 1st Amendment were for June 30, 2016 and not June 30, 2015.

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