Form 10-Q
period 2017-09-30
PACIFIC BLUE ENERGY CORP.
filed 2019-05-01
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Pacific Blue Energy Corp.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2017

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

Pacific Blue Energy Corp.

Financial Statements
For the Fiscal Quarter Ended September 30, 2017

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

Table of Content
PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2017
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2017, the Company had no revenues and an accumulated deficit of $3,392,768. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2017
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Financial Statements
For the nine months ended September 30, 2017
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

Table of Content

Operating Revenues

   We have generated revenues of $0 and $0 for the three months and nine months ended September 30, 2017 and 2016.

Operating Expenses and Net Loss

   Operating expenses for the three months ended September 30, 2017 were $0 compared with $0 for the three months ended September 30, 2016.
   Operating expenses for the nine months ended September 30, 2017 were $0 compared with $0 for the nine months ended September 30, 2016.

          During the three months ended September 30, 2017, the Company recorded a net loss of $0, compared with net loss of $0 for the three months ended September 30, 2016.

     During the nine months ended September 30, 2017, the Company recorded a net loss of $0, compared with net loss of $0 for the nine months ended September 30, 2016.
 .

Liquidity and Capital Resources

 As at September 30, 2017, the Company's cash balance was $0 compared to cash balance of $0 as at December 31, 2016. As of September 30, 2017, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2016.

 As of September 30, 2017, the Company had total liabilities of $7,000 compared with total liabilities of $7,000 as at December 31, 2016.

Cashflow from Operating Activities

 During the nine months ended September 30, 2017 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2016.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2017 the Company did not receive any cash from financing activities as compared to $0 for the nine months ended September 30, 2016.

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