Form 10-Q
period 2019-06-30
PACIFIC BLUE ENERGY CORP.
filed 2019-08-20
CIK 1410187

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

Pacific Blue Energy Corp.
Form 10-Q

For the Fiscal Quarter Ended June 30, 2019

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

Pacific Blue Energy Corp.

Financial Statements
For the Fiscal Quarter Ended June 30, 2019

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

Pacific Blue Energy Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Inventory	2,118	-
Total current assets	2,118	-

Property and equipment, net	-	-
Land	-	-

Total assets	$2,118	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$24,261	$7,000
Due to related party	29,419	-
Total current liabilities	53,680	7,000

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
41,029,000 shares	41,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,317,739	3,317,739
Accumulated deficit	(3,437,330)	(3,392,768)
Total stockholders' equity	(51,562)	(7,000)

Total liabilties and stockholders' equity	$2,118	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	14,941	-	14,941	-
Professional fees	26,101	-	26,101
Compensation and benefits	3,520	-	3,520	-
Total operating expenses	44,562	-	44,562	-

Loss from operations	(44,562)	-	(44,562)	-

Other income (expense)
Interest expense	-	-	-	-
Interest income	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$(44,562)	$-	$(44,562)	$-

Net loss per share (basic and diluted)	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding	41,029,000	41,029,000	41,029,000	41,029,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
For the Six Months Ended
June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(44,562)	$-
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	(2,118)	-
Accounts payable and accrued liabilities	17,261	-
Due to related party	29,419	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from loans payable	-	-
Repayment of loans payable	-	-
Proceeds from related party	-	-
Repayments to related party	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
PACIFIC BLUE ENERGY CORP.
Notes to Conso;idated Financial Statements
For the six months ended June 30, 2019
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2019, the Company had no revenues and an accumulated deficit of $3,437,330. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC").  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, included in the Company's Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Consulidated Financial Statements
For the six months ended June 30, 2019
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

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

Table of Content

PACIFIC BLUE ENERGY CORP.
Notes to Consolidated Financial Statements
For the six months ended June 30, 2019
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

h) Inventory

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market.  Inventories consist of CBD based products.

i) Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2019	2018

Current Assets	$2,118	$-
Current Liabilities	53,680	7,000
Working Capital (Deficit)	(51,562)	(7,000)

Cash Flows

	Jine 30,	June 30,
	2019	2018

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and six months ended June 30, 2019 and 2018.

Operating Expenses and Net Loss

 Operating expenses for the three months ended June 30, 2019 were $44,562 compared with $0 for the three months ended June 30, 2018.  The increase in operating expenses for the three months ended June 30, 2019 consisted of an increase in General and adminstrative expenses of $14,941 on June 30, 2019 from $0 on June 30, 2018, an increase in Professional fees of $26,101 on June 30, 2019 from $0 on June 30, 2018, an increase in Compensation and benefits of $3,520 on June 30, 2019 from $0 on June 30, 2018.
 Operating expenses for the six months ended June 30, 2019 were $44,562 compared with $0 for the six months ended June 30, 2018.  The increase in operating expenses for the three months ended June 30, 2019 consisted of an increase in General and adminstrative expenses of $14,941 on June 30, 2019 from $0 on June 30, 2018, an increase in Professional fees of $26,101 on June 30, 2019 from $0 on June 30, 2018, an increase in Compensation and benefits of $3,520 on June 30, 2019 from $0 on June 30, 2018.
 During the three months ended June 30, 2019, the Company recorded a net loss of 44,562. compared with net income of $0 for the three months ended June 30, 2018.

 During the six months ended June 30, 2019, the Company recorded a net loss of 44,562. . compared with net income of $0 for the six months ended June 30, 2018.

Liquidity and Capital Resources

 As at June 30, 2019, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2018. As of June 30, 2019, the Company's total assets were $2,2118 compared to total assets of $0 as on December 31, 2018. The increase in total assets for the six months ended June 30, 2019 consisted of an increase in inventory of $2,118 on June 30, 2019 from $0 on December 31, 2018

 As of June 30, 2019, the Company had total liabilities of $53,680 compared with total liabilities of $7,000 on December 31, 2018.  The increase in total liabilities for the six months ended June 30, 2019 consisted of an increase in Accounts payable and accrued liaibilities of $24,261on June 30, 2019 from $7,000 on December 31, 2018, an increase in Due to related party of $29,419 on June 30, 2019 from $0 on December 31, 2018.

Cashflow from Operating Activities

 During the six months ended June 30, 2019 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended June 30, 2018.

Table of Content

Cashflow from Financing Activities

During the six months ended June 30, 2019 the Company did not receive any cash from financing activities as compared to $0 for the six months ended June 30, 2018.

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

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th of October 2019.

PACIFIC BLUE ENERGY CORP.
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,