Form 10-Q/A
period 2019-06-30
PACIFIC BLUE ENERGY CORP.
filed 2019-11-14
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10- Q/A 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2019, there were 141,029,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Explanation

The purpose of this Amendment Pacific Blue Energy Corp. Quarterly Report on Form 10-Q/A for the period ended June 30, 2019 ("Form 10-Q"), initially filed with the Securities and Exchange Commission on August 20, 2019, is because the original Form 10-Q, had an error on the number of issued and outstanding shares.

Pacific Blue Energy Corp.
Form 10 -Q/A

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

F-1

Table of Content

Pacific Blue Energy Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Inventory	2,118	-
Total current assets	2,118	-

Property and equipment, net	-	-
Land	-	-

Total assets	$2,118	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$24,261	$7,000
Due to related party	24,419	-
Total current liabilities	48,680	7,000

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
141,029,000 shares	141,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,222,739	3,317,739
Accumulated deficit	(3,437,330)	(3,392,768)
Total stockholders' equity	(46,562)	(7,000)

Total liabilties and stockholders' equity	$2,118	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	14,941	-	14,941	-
Professional fees	26,101	-	26,101
Compensation and benefits	3,520	-	3,520	-
Total operating expenses	44,562	-	44,562	-

Loss from operations	(44,562)	-	(44,562)	-

Other income (expense)
Interest expense	-	-	-	-
Interest income	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$(44,562)	$-	$(44,562)	$-

Net loss per share (basic and diluted)	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding	84,985,044	41,029,000	63,251,222	41,029,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Pacific Blue Energy Corp.
Consolidated Statements of Operations
(Unaudited)
For the Six Months Ended
June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(44,562)	$-
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	(2,118)	-
Accounts payable and accrued liabilities	17,261	-
Due to related party	29,419	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from loans payable	-	-
Repayment of loans payable	-	-
Proceeds from related party	-	-
Repayments to related party	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

Shares issued to convert amounts sue related party	$5,000	$-

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

3.    Stockholders' Equity

On May 21, 2019, the Company issued 100,000,000 shares of common stock to settle $5,000 in debt with a related party.

4.    Restatement

The financial statements at June 30, 2019 have been restated to reflect the issuance of 100,000,000 shares of common stock for $5,000 of related party debt on May 21, 2019.  The following reflects the impact of the restatement:
	Previously
	Stated	Adjustments	Restated
Total assets	$2,118	$-	$2,118
Total liabilities	53,680	(5,000)	48,680
Total stockholders' equity	(51,562)	5,000	(46,562)

Shares outstanding	41,029,000	100,000,000	141,029,000

5.     Subsequent Event

Effective October 1, 2019, the Company executed a lease for 6 Adler Drive,  East Syracuse N.Y. 13057.  The location is 11,560 square feet facility to serve as the Company's headquarters and production facility for its' CBD based products.  The lease is a five year lease with two five year renewals.  The lease is $10 per square foot, or $115,600 per year.

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

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th of November 2019.

PACIFIC BLUE ENERGY CORP.
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,