Form 10-Q
period 2019-09-30
PACIFIC BLUE ENERGY CORP.
filed 2019-11-15
CIK 1410187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-12895

Cannonau Corp.
(Exact name of registrant as specified in its charter)

Nevada		80-0647957
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

937 Old Senecca Road
Skaneateles, New York		13152-9318
(Address of principal executive offices and Zip Code)		(Zip Code)

(315) 558-3702
(Registrant's telephone number, including area code)

Pacific Blue Energy Corp.
(Former name, former address and former fiscal year,
if changed since last report)

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

Cannonau Corp.
(Formerly Pacific Blue Energy Corp.)
Form 10-Q

For the Fiscal Quarter Ended September 30, 2019

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

Cannonau Corp.
(Formerly Pacific Blue Energy Corp.)

Financial Statements
For the Fiscal Quarter Ended September 30, 2019

TABLE OF CONTENTS

PageCCC
Consolidated Balance Sheets (unaudited)		F-1
Consolidated Statements of Operations (unaudited)		F-2
Consolidated Statements of Cash Flows (unaudited)		F-3
Consolidated Statements of Stockholder's Equity (Defit) (unaudited)		F-4
Notes to the Financial Statements (unaudited)		F-5

F-1

Table of Content

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Inventory	11,092	-
Total current assets	11,092	-

Property and equipment, net	-	-
Land	-	-

Total assets	$11,092	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$24,761	$7,000
Due to related party	40,856	-
Total current liabilities	65,617	7,000

Stockholders' Equity
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
141,029,000 and 41,029,000 shares	141,029	41,029
Common stock issuable	27,000	27,000
Additional paid-in capital	3,222,739	3,317,739
Accumulated deficit	(3,445,293)	(3,392,768)
Total stockholders' equity	(54,525)	(7,000)

Total liabilties and stockholders' equity	$11,092	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,883	-	16,824	-
Professional fees	500	-	26,601
Compensation and benefits	5,580	-	9,100	-
Total operating expenses	7,963	-	52,525	-

Loss from operations	(7,963)	-	(52,525)	-

Other income (expense)
Interest expense	-	-	-	-
Interest income	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$(7,963)	$-	$(52,525)	$-

Net loss per share (basic and diluted)	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding	141,029,000	41,029,000	89,558,412	41,029,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended
September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(52,525)	$-
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	(11,092)	-
Accounts payable and accrued liabilities	17,761	-
Due to related party	45,856	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from loans payable	-	-
Repayment of loans payable	-	-
Proceeds from related party	-	-
Repayments to related party	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Shares issued to convert amounts due related party	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2018	41,029,000	41,029	3,317,739	27,000	(3,392,768)	(7,000)

Net loss	-	-	-	-	-	-

Balance, March 31, 2019	41,029,000	41,029	3,317,739	27,000	(3,392,768)	(7,000)

Conversion of related party debt	100,000,000	100,000	(95,000)	-	-	5,000

Net loss	-	-	-	-	(44,562)	(44,562)

Balance, June 30, 2018	141,029,000	141,029	3,222,739	27,000	(3,437,330)	(46,562)

Net loss	-	-	-	-	(7,963)	(7,963)

Balance, September 30, 2018	141,029,000	$141,029	$3,222,739	$27,000	$(3,445,293)	$(54,525)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CANNONAU CORP.
(Formerly Pacific Blue Energy Corp.)
Notes to Conso;idated Financial Statements
For the nine months ended September 30, 2019
(Unaudited)

1.    Nature of Operations and Continuance of Business

Cannonau Corp. (the "Company") was incorporated under the laws of the State of Nevada on April 3, 2007 as Pacific Blue Energy Corp. On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.  This investment was subsequently abandoned by the Company.  The Company is currently developing CBD based products. On August 22, 2019, the Company changed its' name to Cannonau Corp. to reflect its' focus on it's new CBD based products.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2019, the Company had no revenues and an accumulated deficit of $3,445,293. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC").  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, included in the Company's Annual

Table of Content

CANNONAU CORP.
(Formerly Pacific Blue Energy Corp.)
Notes to Consulidated Financial Statements
For the nine months ended September 30, 2019
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

Report on Form 10-K. Operating results for the three and nine months ended September 30, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

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

Table of Content

CANNONAU CORP.
(Formerly Pacific Blue Energy Corp.)
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2019
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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2019	2018

Current Assets	$11,092	$-
Current Liabilities	65,617	-
Working Capital (Deficit)	(54,525)	-

Cash Flows

	September 30,	June 30,
	2019	2018

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended September 30, 2019 and 2018.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2019 were $7,963 compared with $0 for the three months ended September 30, 2018.  The increase in operating expenses for the three months ended September 30, 2019 consisted of an increase in General and adminstrative expenses of $1,883 on September 30, 2019 from $0 on September 30, 2018, an increase in Professional fees of $500 on September 30, 2019 from $0 on September 30, 2018, an increase in Compensation and benefits of $5,580 on September 30, 2019 from $0 on September 30, 2018.
 Operating expenses for the nine months ended September 30, 2019 were $52,525 compared with $0 for the nine months ended September 30, 2018.  The increase in operating expenses for the nine months ended September 30, 2019 consisted of an increase in General and adminstrative expenses of $16,824 on September 30, 2019 from $0 on September 30, 2018, an increase in Professional fees of $26,601 on September 30, 2019 from $0 on September 30, 2018, an increase in Compensation and benefits of $9,100 on September 30, 2019 from $0 on June 30, 2018.
 During the three months ended September 30, 2019, the Company recorded a net loss of $7,963, compared with net income of $0 for the three months ended September 30, 2018.

 During the nine months ended September 30, 2019, the Company recorded a net loss of $52,525, compared with net income of $0 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

 As at September 30, 2019, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2018. As of June 30, 2019, the Company's total assets were $11,092 compared to total assets of $0 as on December 31, 2018. The increase in total assets for the nine months ended September 30, 2019 consisted of an increase in inventory of $11,092 on September 30, 2019 from $0 on December 31, 2018

 As of September 30, 2019, the Company had total liabilities of $65,617 compared with total liabilities of $7,000 on December 31, 2018.  The increase in total liabilities for the nine months ended September 30, 2019 consisted of an increase in Accounts payable and accrued liaibilities of $24,761on September 30, 2019 from $7,000 on December 31, 2018, an increase in Due to related party of $40,856 on September 30, 2019 from $0 on December 31, 2018.

Cashflow from Operating Activities

 During the nine months ended September 30, 2019 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2018.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2019 the Company did not receive any cash from financing activities as compared to $0 for the nine months ended September 30, 2018.

Subsequent Developments

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

CANNONAU CORP.
(Formerly Pacific Blue Energy Corp.)
(the "Registrant")

BY:	/s/CARMEN J. CARBONA
Carmen J. Carbona
President, Principal Executive Officer,