Form 10-K
period 2019-12-31
Cannonau Corp.
filed 2020-05-12
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-145876

CANNONAU CORP

(Exact name of registrant as specified in its charter)

Nevada		84-2870437
(State or other jurisdiction of incorporation or organization)		(IR.S. Employer Identification No.)

937 Old Seneca Turnpike Road
Skaneateles, N.Y.		13252-9318
(Address of principal executive offices)		(Zip Code)

(315) 558-3702
Registrant’s telephone number Including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 12, 2020, was $12,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.182,7350 shares of common stock are outstanding as of May 12, 2020.

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

TABLE OF CONTENTS

PART I

Item 1	Business	4
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Mine Safety Disclosures	5

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6.	Selected Financial Data	6
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A	Quantitative and Qualitative Disclosures About Market Risk`	10
Item 8	Financial Statements and Supplementary Data	10
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19
Item 9A	Controls and Procedures	20
Item 9B	Other Information	22

PART III

Item 10	Directors, Executive Officers and Corporate Governance	22
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13	Certain Relationships and Related Transactions, and Director Independence	23
Item 14	Principal Accounting Fees and Services	23

PART IV

Item 15	Exhibits, Financial Statement Schedules	24

SIGNATURES		24

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

On October 16, 2009, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name to Pacific Blue Energy Corp. The name change reflected the Company's refocused business at that time as an independent alternative energy company.  We began the process of approaching potential investment partners and have also began seeking out potential opportunities, including joint venture opportunities. We attempted to finance our operations through a combination of privately placed debt and/or equity. With the alignment started time of a number of positive factors including technical advances, tax incentives, rising environmental awareness and the state of the economy, the availability of clean, affordable, solar and wind powered electricity to power homes and small businesses then become a reality.

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

OUR BUSINESS

The Company using cutting edge nanotechnology plans to offer the most advanced Cannabidiol (CBD) for improved bioavailability and maximum benefit.  We believe that our unique formulas can be easily incorporated into a wide array of products, offering customers an advantage when it counts.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "CNNC". The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2019:	High	Low
December 31, 2019	$0.01	$0.00
September 30. 2019	$0.01	$0.00
June 30, 2019	$0.01	$0.00
March 31, 2019	$0.01	$0.00

FISCAL YEAR ENDED DECEMBER 31, 2018:
December 31, 2018	$0.01	0.00
September 30, 2018	$0.01	$0.00
June 30, 2018	$0.01	$0.00
March 31, 2018	$0.01	$0.00

SHAREHOLDERS OF RECORD

As of May 11, 2020, there were approximately 182,735 holders of record of our common stock, not including holders who hold their shares in street name.

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

As of December 31, 2019, there were 182,735 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2019, the Registrant had the following sale of unregistered securities:

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

Overview

Pacific Blue Energy Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007. The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operation. The Company has a December 31 year end. As of December 31, 2019, the issued and outstanding shares of common stock totaled 182,735.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	December 31,
	2019	2018
	$ 11,114	$
Current Assets	-	-
Current Liabilities	89,393	7,000
Working Capital (Deficit)	$(78,279)	$(7,000)

Cash Flows

	December 31,	December 31,
	2019	2018

Cash Flows from (used in) Operating Activities	$(89,032)	$-
Cash Flows from (used in) Financing Activities	89,102	-
Net Increase (decrease) in Cash During Period	$70-	$-

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2019 and 2018.

OPERATIONS AND ADMINISTRATIVE EXPENSES

Operating expenses for the year ended December 31, 2019 were $74,279 compared with $0 for the year ended December 31, 2018.  The increase in operating expenses for 2019 consisted of an increase in general and administrative expenses for the year ended December 31, 2019 of $14,241 from $0 for the year ended December 31, 2018; an increase in compensation expenses for the year ended December 31, 2019 of $37,269 from $0 for the year ended December 31, 2018; and an increase in professional expenses for the year ended December 31, 2019 of $22,778 from $0 for the year ended December 31, 2018.

During the year ended December 31, 2019, the Company recorded a net loss of $74,279, compared with net loss of $0 for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2019, the Company's cash balance was $70 compared to cash balance of $0 as at December 31, 2018. As of December 31, 2019, the Company's total assets were $11,114 compared to total assets of $0 as at December 31, 2018.  The increase in total assets for the year ended December 31, 2019 as compared to the year ended December 31, 2018 consisted in addition to the $70 in cash balance, an increase in inventory for the year ended December 31, 2019 of $11,044 from $0 for the year ended December 31, 2018.

As of December 31, 2019, the Company had total liabilities of $89,393 compared with total liabilities of $7,000 as at December 31, 2018.  The increase in total liabilities for the year ended December 31, 2019 consisted of a decrease in accounts payable for the year ended December 31, 2019 of $3,291 from $7,000 for the year ended December 31, 2018; and an increase in due to related party for the year ended December 31, 2019 of $86,102 from $0 for the year ended December 31, 2018.

As of December 31, 2019, the Company has a working capital of ($78,279) compared with working capital of ($7,000) at December 31, 2018.

Cashflow from Operating Activities

During the year ended December 31, 2019 the Company used $($89,032) of cash for operating activities compared to $0 of cash used by operating activities during the year ended December 31, 2018.  The increase in net cash used in operating activity for the year ended December 31, 2019 consisted of an increase in net loss for the year ended December 31, 2019 of $($74,279) from $0 for the year ended December 31, 2018; an increase in inventory party for the year ended December 31, 2019 of $(11,044) from $0 for the year ended December 31, 2018; and an increase in accounts payable and accrued liabilities for the year ended December 31, 2019 of ($3,709) from $0 for the year ended December 31, 2018.

Cashflow from Financing Activities

During the years ended December 31, 2019 the Company's net cash provided by financing activity was $89,102 compared to $0 cash provided by financing for year ended December31, 2018. The increase net cash provided by financing activity for the year ended December 31, 2019 consisted of an increase in proceeds from related party for the year ended December 31, 2019 of $91,102 from $0 for the year ended December 31, 2018; and a decrease due to repurchase of common stock for the year ended December 31, 2019 of $(2,000) from $0 for the year ended December 31, 2018.

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

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30-day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one-year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight-line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2019

C O N T E N T S

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Cannonau Corp. (formerly Pacific Blue Energy Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannonau Corp. (formerly Pacific Blue Energy Corp.) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company’s lack of revenues and accumulated deficit raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

May 12, 2020

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash	$ 70	$ -
Inventory	11,044	-
Total current assets	11,114	-

Total assets	$ 11,114	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 3,291	$ 7,000
Due to related party	86,102	-
Total current liabilities	89,393	7,000

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
182,735 and 140,235 shares	183	140
Common stock issuable	27,000	27,000
Additional paid-in capital	3,361,585	3,358,628
Accumulated deficit	(3,467,047)	(3,392,768)
Total stockholders' deficit	(78,279)	(7,000)

Total liabilities and stockholders' deficit	$ 11,114	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

Revenues	$ -	$ -

Operating expenses:
General and administrative	14,241	-
Compensation	37,260
Professional fees	22,778	-
Total operating expenses	74,279	-

Loss from operations	(74,279)	-

Other expense
Interest expense	-	-
Total other expense	-	-

Net loss	$ (74,279)	$ -

Net loss per share (basic and diluted)	$ (1.48)	$ -

Weighted average shares outstanding	50,049	20,515

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$ (74,279)	$ -
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	(11,044)	-
Accounts payable and accrued liabilities	(3,709)	-

Net Cash Used in Operating Activities	(89,032)	-

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from related party	91,102	-
Repurchase of common stock	(2,000)	-

Net Cash Provided by Financing Activities	89,102	-

Increase (decrease) in cash	70	-

Cash, beginning of year	-	-

Cash, end of year	70	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$ 5,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Stockholders' Deficit

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2017	140,235	$ 140	$ 3,358,628	$27,000	$ (3,392,768)	$ (7,000)

Net loss	-	-	-	-	-	-

Balance, December 31, 2018	140,235	140	3,358,628	27,000	(3,392,768)	(7,000)

Conversion of related party debt	50,000	50	4,950	-	-	5,000
Repurchase and retirement of shares	(7,500)	(7)	(1,993)	-	-	(2,000)
Net loss	-	-	-	-	(74,279)	(74,279)

Balance, December 31, 2019	182,735	$ 183	$ 3,361,585	$27,000	$ (3,467,047)	$(78,279)

The accompanying notes are an integral part of these consolidated financial statements.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP)

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

1.Nature of Operations and Continuance of Business

Cannonau Corp. (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007 as Pacific Blue Energy Corp.  On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.  This investment was subsequently abandoned by the Company. The Company is currently developing CBD based products. On August 22, 2019, the Company changed its' name to Cannonau Corp. to reflect its' focus on its new CBD based products.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2019, the Company had no revenues and an accumulated deficit of $3,467,047. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ship Ahoy LLC. All intercompany transactions have been eliminated. The Company’s fiscal year-end is December 31.

b)Use of Estimates

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP)

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

2. Summary of Significant Accounting Policies (Continued)

d)Basic and Diluted Net Loss Per Share

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

e)Financial Instruments

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

f)Inventory

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market.  Inventories consist of CBD based products.

g)Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP)

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

3.Stockholders’ Deficit

On May 21, 2019, the Company issued 100,000,000 shares of common stock to settle $5,000 in debt with a related party.

On November 5, 2019, the Company purchased and retired into treasury 15,000,000 Common Shares from Luniel De Beer for $2,000.

On January 23, 2020, the Company executed a 2,000 to 1 reverse stock split.  All share and per share information has been retroactively adjusted to reflect this reverse stock split.

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,469,000 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  As of December 31, 2019, and 2018, the Company had no uncertain tax positions.

	2019	2018

Income tax recovery at statutory rate	16,019	-

Permanent differences and other	-	-
Valuation allowance change	(16,019)	(-)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2018	2018

Net operating loss carried forward	728,500	712,481

Valuation allowance	(728,500)	(712,481)

Net deferred income tax asset	–	–

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2019, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

(1)

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities

(2)

We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures

We have instituted remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2020 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2018 and/or December 31, 2019 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Carman J. Carbona	57	Chief Executive & Chief Financial Officer and Director	2018

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2019, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Carman J. Carbona	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Carman J. Carbona	2018	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2019	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2017 and December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2019 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Carman J. Carbona	Common	0	0
937 Old Seneca Turnpike
Skaneateles, NY 13152

All Directors and officers as a group (1 member)	Common	0	0

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2019	2018
Audit fees	$2,500	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2020.

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)