Form 10-K/A
period 2019-12-31
Cannonau Corp.
filed 2020-05-12
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE

Cannonau Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020, solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”).

On April 16, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K prior to the prescribed March 30, 2020 filing date because the Company’s operations have been impacted by the novel coronavirus disease 2019 (the “COVID-19 virus”).   On March 7, 2020, Governor Andrew M. Cuomo of the State of New York, the jurisdiction in which the Company’s corporate headquarters is located, issued an executive order declaring a state of emergency due to the outbreak of the COVID-19 virus. On March 13, 2020, President Donald J. Trump declared the virus a national emergency.

The Company has experienced limited access to facilities, support staff and professional advisors, and a disruption of its normal operations, as a result of the outbreak of the COVID-19 virus, the current health emergency, and the restrictions that have been mandated and/or recommended by various authorities. As a result, the Company has been hampered in its efforts to prepare its financial statements and disclosures and was unable to finalize and file its Annual Report on Form 10-K on a timely basis.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment.   Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K , paragraphs 3, 4 and 5 of the certifications have been omitted.   Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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