Form 10-Q
period 2020-03-31
Cannonau Corp.
filed 2020-05-14
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of May 13, 2020.

PART 1 FINANCIAL STATEMENTS

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2020

C O N T E N T S

Cannonau Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Current Assets
Cash	$ 161	$ 70
Inventory	11,044	11,044
Total current assets	11,205	11,114

Total assets	$ 11,205	$ 11,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 5,361	$ 3,291
Due to related party	105,187	86,102
Total current liabilities	110,548	89,393

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
182,735 and 140,235 shares	183	183
Common stock issuable	27,000	27,000
Additional paid-in capital	3,361,585	3,361,585
Accumulated deficit	(3,488,111)	(3,467,047)
Total stockholders' deficit	(99,343)	(78,279)

Total liabilities and stockholders' deficit	$ 11,205	$ 11,114

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2020	2019

Revenues	$ 748	$ -

Operating expenses:
Cost of sales	193
General and administrative	8,719	-
Compensation	9,700	-
Professional fees	3,200	-
Total operating expenses	21,812	-

Loss from operations	(21,064)	-

Other expense
Interest expense	-	-
Total other expense	-	-

Net loss	$ (21,064)	$ -

Net loss per share (basic and diluted)	$ (0.12)	$ -

Weighted average shares outstanding	182,735	20,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$ (21,064)	$ -
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	-	-
Accounts payable and accrued liabilities	2,070	-

Net Cash Used in Operating Activities	(18,994)	-

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from related party	19,085	-
Repurchase of common stock	-	-

Net Cash Provided by Financing Activities	19,085	-

Increase (decrease) in cash	91	-

Cash, beginning of period	70	-

Cash, end of period	161	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Stockholders' Deficit
(Unaudited)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2018	140,235	$ 140	$ 3,358,628	$ 27,000	$ (3,392,768)	$ (7,000)

Net loss	-	-	-	-	-	-

Balance, March 31, 2019	140,235	$ 140	$ 3,358,628	$ 27,000	$ (3,392,768)	$ (7,000)

Balance, December 31, 2019	140,235	$ 140	$ 3,358,628	$ 27,000	$ (3,467,047)	$(78,279)

Net loss	-	-	-	-	21,064	(21,064)

Balance, March 31, 2020	140,235	$ 183	$ 3,361,585	$ 27,000	$ (3,488,111)	$(99,343)

The accompanying notes are an integral part of these consolidated financial statements.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

Cannonau Corp. (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007 as Pacific Blue Energy Corp. On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.  This investment was subsequently abandoned by the Company.  The Company is currently developing CBD based products. On August 22, 2019, the Company changed its’ name to Cannonau Corp. to reflect its’ focus on it’s new CBD based products.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2020, the Company had minimal revenues and an accumulated deficit of $3,488,111. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

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

c)Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in the Company’s Annual

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (Continued)

Report on Form 10-K. Operating results for the three months ended March 31, 2020 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2020, and December 31, 2019, the Company had no cash equivalents.

e)Basic and Diluted Net Loss Per Share

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

f)Financial Instruments

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

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (Continued)

h)Inventory

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market. Inventories consist of CBD based products.

i)Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

3. Stockholders’ Equity

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

Overview

Cannonau Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2020	2019
	$ 11,205	$ 11,114
Current Assets	-	-
Current Liabilities	110,548	89,393
Working Capital (Deficit)	$(99,343)	$(78,279)

Cash Flows

	March 31,	March 31,
	2020	2019

Cash Flows from (used in) Operating Activities	$(18,994)	$-
Cash Flows from (used in) Financing Activities	19,085	-
Net Increase (decrease) in Cash During Period	$91	$-

Operating Revenues

We have generated revenues of $748.00 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2020 were $21,812.00 compared with $0 for the three months ended March 31, 2019.  Operating expenses for the three months ended March 31, 2020 consisted of cost of sales of $193.00 compared to $0 for the three months ended March 31, 2019; general and administrative expenses of $8,719.00 compared to $0 for the three months ended March 31, 2019; compensation expense of $9,700.00 compared to $0 for the three months ended March 31, 2019; and professional fees of $3,200.00 compared to $0 for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company recorded a net loss of ($21,064) compared with net loss of $0 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As at March 31, 2020, the Company's cash balance was $161.00 compared to cash balance of $70.00 at March 31, 2019. As of March 31, 2020, the Company's total assets were $11,205.00 compared to total assets of $11,114.00 as at March 31, 2019.

As of March 31, 2020, the Company had total liabilities of $110,548.00 compared with total liabilities of $89,393.00 as at March 31, 2019.  Liabilities for the three months ended March 31, 2020 consisted of accounts payable and accrued liabilities of $5,361.00 compared to $3,291.00 for the three months ended March 31, 2019;and due to related party of $105,187.00 compared to $86,102.00 for the three months ended March 31, 2019.

Cashflow from Operating Activities

During the three months ended March 31, 2020 the Company used ($18.994.00) of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended March 31, 2019.

Cashflow from Financing Activities

During the three months ended March 31, 2020 the Company received cash from financing activities of $19,085.00 as compared to $0 for the three months ended March 31, 2019.

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

Future Financing

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2020	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: May 14, 2020	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President