Form 10-Q/A
period 2018-03-31
Cannonau Corp.
filed 2020-08-11
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of August 11, 2020 .

Explanatory Note

    The purpose of this amendment to Cannonau Corp. Quarterly Report on Form 10-Q/A for the period ended March 31, 2018 ("Form 10-Q/A"), initially filed with the Securities and Exchange Commission on May 1, 2019 is solely to correct a misstatement on the cover page consistent with the annual Report Form 10-K for the year ended December 31, 2018 filed on May 11, 2019, and Form 10-K for the year ended December 31, 2017 filed on May 1, 2019 that the Registrant was a shell company when in fact the Registrant is not a shell company.

No other changes have been made to the Form 10-Q  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Dated: August 11, 2020	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona Chief Executive Officer and President

Dated: August 11, 2020	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona Chief Financial Officer and President