Form 10-Q/A
period 2019-06-30
Cannonau Corp.
filed 2020-08-11
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Explanatory Note

    The purpose of this amendment to Cannonau Corp. Quarterly Report on Form 10-Q/A for the period ended June 30, 2019 ("Form 10-Q/A"), initially filed with the Securities and Exchange Commission on August 20, 2019 is solely to correct a misstatement on the cover page consistent with the annual Report Form 10-K for the year ended December 31, 2019 filed on May 12, 2020, and Form 10-K for the year ended December 31, 2018 filed on May 11, 2019 that the Registrant was a shell company when in fact the Registrant is not a shell company.

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