Form 10-Q
period 2020-06-30
Cannonau Corp.
filed 2020-08-19
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,322,426 shares of common stock as of August 19, 2020.

TABLE OF CONTENTS

PART I

Item 1	Financial Statements	4
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risks	12
Item 4	Controls and Procedures	12

PART II

Item 1	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Default Upon Senior Securities	15
Item 4	Mine Safety Disclosure	16
Item 5	Other Information	16
Item 6	Exhibits	15

SIGNATURES		16

PART 1 FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2020

C O N T E N T S

Cannonau Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Current Assets
Cash	$ 837	$ 70
Inventory	11,044	11,044
Total current assets	11,881	11,114

Total assets	$ 11,881	$ 11,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 5,361	$ 3,291
Due to related party	118,832	86,102
Total current liabilities	124,193	89,393

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
182,735 and 140,235 shares	183	183
Common stock issuable	27,000	27,000
Additional paid-in capital	3,361,585	3,361,585
Accumulated deficit	(3,501,080)	(3,467,047)
Total stockholders' deficit	(112,312)	(78,279)

Total liabilities and stockholders' deficit	$ 11,881	$ 11,114

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$ -	$ -	$ 748	$ -

Operating expenses:
Cost of sales	-	-	193	-
General and administrative	2,409	-	11,128	-
Compensation	10,560	-	20,260	-
Professional fees	-	-	3,200	-
Total operating expenses	12,969	-	34,781	-

Loss from operations	(12,969)	-	(34,033)	-

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Net loss	$ (12,969)	$ -	$ (34,033)	$ -

Net loss per share (basic and diluted)	$ (0.07)	$ -	$ (0.19)	$ -

Weighted average shares outstanding	182,735	20,515	182,735	20,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$ (34,033)	$ -
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	-	-
Accounts payable and accrued liabilities	2,070	-

Net Cash Used in Operating Activities	(31,963)	-

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from related party	38.730	-
Repurchase of common stock	(6,000)	-

Net Cash Provided by Financing Activities	32,730	-

Increase (decrease) in cash	767	-

Cash, beginning of period	70	-

Cash, end of period	837	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Stockholders' Deficit
(Unaudited)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2018	140,235	$ 140	$ 3,358,628	$ 27,000	$ (3,392,768)	$ (7,000)

Net loss	-	-	-	-	-	-

Balance, March 31, 2019	140,235	140	3,358,628	27,000	(3,392,768)	(7,000)

Net loss	-	-	-	-	-	-

Balance, June 30, 2019	140,235	$ 140	$ 3,358,628	$ 27,000	$ (3,392,768)	$ (7,000)

Balance, December 31, 2019	140,235	$ 140	$ 3,358,628	$ 27,000	$ (3,467,047)	$(78,279)

Net loss	-	-	-	-	(21,064)	(21,064)

Balance, March 31, 2019	140,235	140	3,358,628	27,000	(3,488,111)	$(99,343)

Net loss	-	-	-	-	((12,969)	(12,969)

Balance, June 30, 2020	140,235	$ 183	$ 3,361,585	$ 27,000	$ (3,501,080)	$(112,312)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2020, the Company had minimal revenues and an accumulated deficit of $3,501,080. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Report on Form 10-K. Operating results for the three months ended June 30, 2020 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2020, and December 31, 2019, the Company had no cash equivalents.

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

4.    Subsequent Events

Subsequent to June 30, 2020, the Company issued 190,000,000 to a related party for the conversion of $7,220 in debt.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2020	2019
	$ 11,881	$ 11,114
Current Assets	-	-
Current Liabilities	124,193	89,393
Working Capital (Deficit)	$(112.312)	$(78,279)

Cash Flows

	June 30,	June 30,
	2020	2019

Cash Flows from (used in) Operating Activities	$(31,963)	$-
Cash Flows from (used in) Financing Activities	32,730	-
Net Increase (decrease) in Cash During Period	$767	$-

Operating Revenues

We have generated revenues of $0 for the three months ended June 30, 2020 and $0 for the three months ended June 30, 2019.

We have generated revenues of $748.00 for the six months ended June 30, 2020 and $0 for the six months ended June 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2020 were $12,969.00 compared with $0 for the three months ended June 30, 2019.  Operating expenses for the three months ended June 30, 2020 consisted of general and administrative expenses of $2,409.00 compared to $0 for the three months ended June 30, 2019 and compensation expense of $10,560.00 compared to $0 for the three months ended June 30, 2019.

Operating expenses for the six months ended June 30, 2020 were $34,033.00 compared with $0 for the six months ended June 30, 2019.  Operating expenses for the six months ended June 30, 2020 consisted of cost of sales of $193.00 compared to $0 for the six months ended June 30, 2019; general and administrative expenses of $11,128.00 compared to $0 for the six months ended June 30, 2019; compensation expense of $20,260.00 compared to $0 for the six months ended June 30, 2019; and professional fees of $3,200.00 for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019.

During the three months ended June 30, 2020, the Company recorded a net loss of ($12,969) compared with net loss of $0 for the three months ended June 30, 2019.

During the six months ended June 30, 2020, the Company recorded a net loss of ($34,033) compared with net loss of $0 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company's cash balance was $837.00 compared to cash balance of $70.00 at December 31, 2019. As of March 31, 2020, the Company's total assets were $11,881.00 compared to total assets of $11,114.00 as at December 31, 2019.

As of June 30, 2020, the Company had total liabilities of $124,193.00 compared with total liabilities of $89,393.00 as of December 31, 2019.  Liabilities for the six months ended June 30, 2020 consisted of accounts payable and accrued liabilities of $5,361.00 compared to $3,291.00 for the year ended December 31, 2019;and due to related party of $118,832.00 compared to $86,102.00 for the year ended December 31, 2019.

Cashflow from Operating Activities

During the six months ended June 30, 2020 the Company used ($31,963.00) of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended June 30, 2019.

Cashflow from Financing Activities

During the six months ended June 30, 2020 the Company received cash from financing activities of $32,730.00 as compared to $0 for the six months ended June 30, 2019.

Subsequent Developments

Subsequent to June 30, 2020, the Company issued 190,000,000 to a related party for the conversion of $7,220 in debt.

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

Dated: August 19, 2020	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: August 19, 2020	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President