Form 10-Q/A
period 2020-03-31
Cannonau Corp.
filed 2020-09-10
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 -Q /A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 182,735 shares of common stock as of May 13, 2020.

EXPLANATORY NOTE

Cannonau Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, solely to add an additional footnote to the financial statements as filed, footnote number 4, Related Party Transaction, to disclose in greater detail the related party transactions.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q.  This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

4 Related Party Transactions

On February 18, 2020, the Company executed a promissory note of $1,500 with the legal custodian of the Company.  The note is due August 18, 2020.  If the Company defaults on the due date, the promissory note shall be convertible into shares of common stock at the conversion price of $.00036 per share.

On February 25, 2020, the Company executed a promissory note of $1,760 with the legal custodian of the Company.  The note is due August 25, 2020.  If the Company defaults on the due date, the promissory note shall be convertible into shares of common stock at the conversion price of $.00036 per share.

On March 13, 2020, the Company executed a promissory note of $2,610 with the legal custodian of the Company.  The note is due September 13, 2020.  If the Company defaults on the due date, the promissory note shall be convertible into shares of common stock at the conversion price of $.00036 per share.

On March 20, 2020, the Company executed a promissory note of $1,760 with the legal custodian of the Company.  The note is due September 25, 2020.  If the Company defaults on the due date, the promissory note shall be convertible into shares of common stock at the conversion price of $.00036 per share.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

10.1	Promissory Note dated February 18, 2020 *

10.2	Promissory Note dated February 25, 2020 *

10.3	Promissory Note dated March 20, 2020 *

10.4	Promissory Note dated March 13, 2020 *

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2020	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: September 10, 2020	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President