Form 10-Q
period 2020-09-30
Cannonau Corp.
filed 2020-11-19
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 241,377,179 shares of common stock as of November 19, 2020.

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

PART 1 FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2020

C O N T E N T S

Cannonau Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Current Assets
Cash	$1,078	$70
Inventory	19,174	11,044
Total current assets	20,252	11,114

Total assets	$20,252	$11,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$10,969	$3,291
Due to related party	135,669	86,102
Total current liabilities	146,638	89,393

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	—	—
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
241,377,179 and 182,735 shares	241,377	183
Common stock issuable	27,000	27,000
Additional paid-in capital	3,136,383	3,361,585
Accumulated deficit	(3,531,146)	(3,467,047)
Total stockholders' deficit	(126,386)	(78,279)

Total liabilities and stockholders' deficit	$20,252	$11,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$ 1,087	$ -	$ 1,835	$ -

Operating expenses:
Cost of sales	1,368	-	1,561	-
General and administrative	12,116	-	23,244	-
Compensation	10,560	-	30,820	-
Professional fees	7,109	-	10,309	-
Total operating expenses	31,153	-	65,934	-

Loss from operations	(30,066)	-	(64,099)	-

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Net loss	$ (30,066)	$ -	$ (64,099)	$ -

Net loss per share (basic and diluted)	$ (0.00)	$ -	$ (0.00)	$ -

Weighted average shares outstanding	227,432,671	20,515	88,672,373	20,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(64,099)	$—
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	(8,130)	—
Accounts payable and accrued liabilities	7,678	—

Net Cash Used in Operating Activities	(64,551)	—

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	—	—

Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from related party	71,559	—
Repayment of related party	(6,000)	—

Net Cash Provided by Financing Activities	65,559	—

Increase (decrease) in cash	1,008	—

Cash, beginning of period	70	—

Cash, end of period	$1,078	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$15,992	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Stockholders' Deficit
(Unaudited)
			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2018	140,235	$140	$3,358,628	$27,000	$(3,392,768)	$(7,000)

Net loss	—	—	—	—	—	—

Balance, March 31, 2019	140,235	140	3,358,628	27,000	(3,392,768)	(7,000)

Net loss	—	—	—	—	—	—

Balance, June 30, 2019	140,235	140	3,358,628	27,000	(3,392,768)	(7,000)

Net loss	—	—	—	—	—	—

Balance, September 30, 2019	140,235	$140	$3,358,628	$27,000	$(3,392,768)	$(7,000)

Balance, December 31, 2019	182,735	$183	$3,361,585	$27,000	$(3,467,047)	$(78,279)

Net loss	—	—	—	—	(21,064)	(21,064)

Balance, March 31, 2020	182,735	183	3,361,585	27,000	(3,488,111)	(99,343)

Net loss	—	—	—	—	(12,969)	(12,969)

Balance, June 30, 2020	182,735	183	3,361,585	27,000	(3,501,080)	(112,312)

Conversion of debt	241,194,444	241,194	(225,202)	—	—	15,992
Net loss	—	—	—	—	(30,066)	(30,066)

Balance, September 30, 2020	241,377,179	$241,377	$3,136,383	$27,000	$(3,531,146)	$(126,386)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2020, the Company had minimal revenues and an accumulated deficit of $3,531,146. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2020, and December 31, 2019, the Company had no cash equivalents.

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

During the nine months ended September 30, 2020, the legal custodian additionally advanced the Company $27,117 to pay operating expenses.  These advances are non-interest bearing and payable upon demand.  During the nine months ended September 30, 2020, the Company repaid $6,000 of advances to the legal custodian of the Company.

On July 2, 2020, the Company executed a promissory note of $3,000 with the Chief Executive Officer of the Company.  The note is due August 18, 2020.  If the Company defaults on the due date, the promissory note shall be convertible into shares of common stock at the conversion price of $.00038 per share.

During the nine months ended September 30, 2020, the Chief Executive Officer additionally advanced the Company $33,813 to pay operating expenses.  These advances are non-interest bearing and payable upon demand.

At September 30, 2020, the Company owed its legal custodian $109,018 and its Chief Executive Officer $26,651.

4.    Stockholders’ Equity

On May 21, 2019, the Company issued 100,000,000 shares of common stock to settle $5,000 in debt with a related party.

On November 5, 2019, the Company purchased and retired into treasury 15,000,000 Common Shares from Luniel De Beer for $2,000.

.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

4.    Stockholders’ Equity (continued)

On January 23, 2020, the Company executed a 2,000 to 1 reverse stock split.  All share and per share information has been retroactively adjusted to reflect this reverse stock split.

On February 25, 2020, convertible notes to related parties of $3,260 were converted into 9,055,556 shares of common stock.

On March 20, 2020, convertible notes of $4,370 were converted into 12,138,888 shares of common stock.

On May 29, 2020, convertible notes to related parties of $1,142 were converted into 30,000,000 shares of common stock.

On July 6, 2020, convertible notes to related parties of $6,858 were converted into 180,473,684 shares of common stock.

On July 21, 2020, convertible notes to related parties of $362 were converted into 9,526,316 shares of common stock.

4.    Subsequent Events

Subsequent to September 30, 2020, the Company issued 10,597,222 to the legal custodian in a private placement for $5,299.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	December 31,
	2020	2019
	$ 20,252	$ 11,114
Current Assets	-	-
Current Liabilities	146,638	89,393
Working Capital (Deficit)	$(126,386)	$(78,279)

Cash Flows

	September 30,	June 30,
	2020	2019

Cash Flows from (used in) Operating Activities	$(64,551)	$-
Cash Flows from (used in) Financing Activities	65,559	-
Net Increase (decrease) in Cash During Period	$1,008	$-

Operating Revenues

We have generated revenues of $1,087.00 for the three months ended September 30, 2020 and $0 for the three months ended June 30, 2019.

We have generated revenues of $1,835.00 for the nine months ended September 30, 2020 and $0 for the nine months ended September 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2020 were $31,153.00 compared with $0 for the three months ended September 30, 2019.  Operating expenses for the three months ended September 30, 2020 consisted of general and administrative expenses of $12,116.00 compared to $0 for the three months ended September 30, 2019 and compensation expense of $10,560.00 compared to $0 for the three months ended September 30, 2019.

Operating expenses for the nine months ended September 30, 2020 were $65,934.00 compared with $0 for the nine months ended September 30, 2019.  Operating expenses for the nine months ended September 30, 2020 consisted of cost of sales of $1,561.00 compared to $0 for the nine months ended September 30, 2019; general and administrative expenses of $23,244.00 compared to $0 for the nine months ended September 30, 2019; compensation expense of $30,820.00 compared to $0 for the nine months ended September 30, 2019; and professional fees of $10.309.00 for the nine months ended September 30, 2020 compared to $0 for the nine months ended September 30, 2019.

During the three months ended September 30, 2020, the Company recorded a net loss of ($30,066) compared with net loss of $0 for the three months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company recorded a net loss of ($64,099) compared with net loss of $0 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company's cash balance was $1,078.00 compared to cash balance of $70.00 at December 31, 2019. As of September 30, 2020, the Company's total assets were $20,252.00 compared to total assets of $11,114.00 as at December 31, 2019.

As of September 30, 2020, the Company had total liabilities of $146,638.00 compared with total liabilities of $89,393.00 as of December 31, 2019.  Liabilities for the nine months ended September 30, 2020 consisted of accounts payable and accrued liabilities of $10,969.00 compared to $3,291.00 for the year ended December 31, 2019;and due to related party of $135,669.00 compared to $86,102.00 for the year ended December 31, 2019.

Cashflow from Operating Activities

During the nine months ended September 30, 2020 the Company used ($64,551.00) of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2019.

Cashflow from Financing Activities

During the nine months ended September 30, 2020 the Company received cash from financing activities of $65,559.00 as compared to $0 for the nine months ended September 30, 2019.

Subsequent Developments

Subsequent to September 30, 2020, the Company issued 10,597,222 to the legal custodian in a private placement for $5,299.

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

Dated: November 19, 2020	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: November 19, 2020	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President