Form 10-K
period 2020-12-31
Cannonau Corp.
filed 2021-04-14
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.241,377,178 shares of common stock are outstanding as of April 14, 2021.

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

EMPLOYEES

As of the date of this Annual Report, we have 4 employees.

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

FISCAL YEAR ENDED DECEMBER 31, 2020:	High	Low
December 31, 2020	$0.01	$0.00
September 30. 2020	$0.01	$0.00
June 30, 2020	$0.01	$0.00
March 31, 2020	$0.01	$0.00

FISCAL YEAR ENDED DECEMBER 31, 2019:
December 31, 2019	$0.01	0.00
September 30, 2019	$0.01	$0.00
June 30, 2019	$0.01	$0.00
March 31, 2019	$0.01	$0.00

SHAREHOLDERS OF RECORD

As of April 14, 2021, there were approximately 241,377,178 holders of record of our common stock, not including holders who hold their shares in street name.

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

Overview

Pacific Blue Energy Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007. The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operation. The Company has a December 31 year end. As of December 31, 2020, the issued and outstanding shares of common stock totaled 182,735.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	December 31,
	2019	2018
Current Assets	$ 19,338	$ 11,114
Current Liabilities	168,160	89,102
Working Capital (Deficit)	$(148,822)	$(78279)

Cash Flows

	December 31,	December 31,
	2019	2018
Cash Flows from (used in) Operating Activities	$ (64,367)	$ (89,032)
Cash Flows from (used in) Financing Activities	64,462	89,102
Net Increase (decrease) in Cash During Period	$95	$70

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

REVENUES

We have generated revenues of $1,835and $0 for the years ended December 31, 2020 and 2019.

OPERATIONS AND ADMINISTRATIVE EXPENSES

Operating expenses for the year ended December 31, 2020 were $86,788 compared with $74,279 for the year ended December 31, 2019.  The increase in operating expenses for 2020 consisted of an increase in general and administrative expenses for the year ended December 31, 2020 of $18,991 from $14,241 for the year ended December 31, 2019; a decrease in compensation expenses for the year ended December 31, 2020 of $4,120 from $37,260 for the year ended December 31, 2019; and a decrease in professional expenses for the year ended December 31, 2020 of $10,602 from $22,778 for the year ended December 31, 2019.

During the year ended December 31, 2020, the Company recorded a net loss of $86,533, compared with net loss of $74,279 for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, the Company's cash balance was $164 compared to cash balance of $70 as at December 31, 2019. As of December 31, 2020, the Company's total assets were $19,338 compared to total assets of $11,114 as at December 31, 2019.  The increase in total assets for the year ended December 31, 2020 as compared to the year ended December 31, 2019 consisted in addition to the $95 in cash balance, a decrease in inventory for the year ended December 31, 2020 of $8,130 from $11,044 for the year ended December 31, 2019.

As of December 31, 2020, the Company had total liabilities of $168,160 compared with total liabilities of $89,393 as at December 31, 2019.  The increase in total liabilities for the year ended December 31, 2020 consisted of an increase in accounts payable for the year ended December 31, 2020 of $14,036 from $3,291 for the year ended December 31, 2019; and a decrease in due to related party for the year ended December 31, 2020 of $64,731 from $86,102 for the year ended December 31, 2019.

As of December 31, 2020, the Company has a working capital of ($148,822) compared with working capital of ($78,279) at December 31, 2019.

Cashflow from Operating Activities

During the year ended December 31, 2020 the Company used $($80,627) of cash for operating activities compared to ($89,032) of cash used by operating activities during the year ended December 31, 2019.  The increase in net cash used in operating activity for the year ended December 31, 2020 consisted of a increase in net loss for the year ended December 31, 2020 of $($86,533) from ($74,279) for the year ended December 31, 2019; a decrease in inventory party for the year ended December 31, 2020 of $(8,130) from $(11,044) for the year ended December 31, 2019; and an increase in accounts payable and accrued liabilities for the year ended December 31, 2020 of $14,036 from ($3,709) for the year ended December 31, 2019.

Cashflow from Financing Activities

During the years ended December 31, 2020 the Company's net cash provided by financing activity was $80,722 compared to $89,102 cash provided by financing for year ended December31, 2019. The decrease net cash provided by financing activity for the year ended December 31, 2020 consisted of a decrease in proceeds from related party for the year ended December 31, 2020 of $70,731 from $91,102 for the year ended December 31, 2019; an increase due to repurchase of common stock for the year ended December 31, 2020 of $(6,000) from $(2,000/0 for the year ended December 31, 2019 and an increase in cash proceeds from common stock for the year ended December 31, 2020 of $15,991 from $0 for the year ended December 31, 2019 .

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2020

C O N T E N T S

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets
Cash	$ 164	$ 70
Inventory	19,174	11,044
Total current assets	19,338	11,114

Total assets	$ 19,338	$ 11,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 17,327	$ 3,291
Due to related party	150,833	86,102
Total current liabilities	168,160	89,393

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding 241,377,178
and 182,735 shares as o December 31, 2020 and 2019	241,377	183
Common stock issuable	27,000	27,000
Additional paid-in capital	3,136,382	3,361,585
Accumulated deficit	(3,553,581)	(3,467,047)
Total stockholders' deficit	(148,822)	(78,279)

Total liabilities and stockholders' deficit	$ 19,338	$ 11,114

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

Revenues	$ 1,835	$ -
Cost of Sales	1,580	-
Gross Profit	255	-

Operating expenses:
General and administrative	33,232	14,241
Compensation	41,380	37,260
Professional fees	12,176	22,778
Total operating expenses	86,788	74,279

Loss from operations	(86,788)	(74,279)

Other expense (income)

Net loss	$ (86,533)	$ (74,279)

Net loss per share (basic and diluted)	$ -	$ (1.48)

Weighted average shares outstanding	241,377,179	50,049

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Operations
	For the Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$ (86,533)	$ (74,279)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	(8,130)	(11,044)
Accounts payable and accrued liabilities	14,036	(3,709)

Net Cash Used in Operating Activities	(80,627)	(89,032)

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from related party	70,731	91,102
Repurchase of common stock	(6,000)	(2,000)
Cash proceeds from common stocks	15,991

Net Cash Provided by Financing Activities	80,722	89,102

Increase (decrease) in cash	95	70

Cash, beginning of year	70	-

Cash, end of year	165	70

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$ -	$ 5,000

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
(formerly Pacific Blue Energy Corp.)
Consolidated Statements of Stockholders' Deficit

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2019	182,735	$ 183	$ 3,361,585	$27,000	$ (3,467,047)	$ (78,279)

Conversion of Debt	241,194,444	241,194	(225,203)			15,991

Net loss	-	-	-	-	(74,279)	(86,534)

Balance, December 31, 2020	241,377,179	$241,377	$ 3,136,382	$27,000	$ (3,553,581)	$ (148,822)

Balance, December 31, 2018	140,235	140	3,358,628	27,000	(3,392,768)	$ (7,000)

Conversion of related party debt	50,000	50	4,950	-	-	5,000
Repurchase and retirement of shares	(7,500)	(7)	(1,993)	-	-	(2,000)
Net loss	-	-	-	-	(74,279)	(74,279)

Balance, December 31, 2019	182,735	$ 183	$ 3,361,585	$27,000	$ (3,467,047)	$ (78,279)

The accompanying notes are an integral part of these consolidated financial statements.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2020, the Company had no revenues and an accumulated deficit of $3,553,581. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CANNONAU CORP.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

2. Summary of Significant Accounting Policies (Continued)

d)Revenue Recognition

During the year ended December 31, 2020 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined, and the collectability of revenue is reasonably assured.

On January 1, 2019, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

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

December 31, 2020 and 2019

g)Inventory

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market.  Inventories consist of CBD based products.

h)Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

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

On October 2020, the Company issued 10,597,222 to the legal custodian in a private placement for $5,299.

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,553,581 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  As of December 31, 2020, and 2019, the Company had no uncertain tax positions.

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2020 and 2019 are as follows:

The significant components of deferred income tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019

Net operating loss carried forward	746,200	728,500

Valuation allowance	(746,200)	(728,500)

Net deferred income tax asset	–	–

CANNONAU CORP.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

5. Related Party Transaction

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

During the year ended December 31, 2020, the legal custodian additionally advanced the Company $27,117 to pay operating expenses.  These advances are non-interest bearing and payable upon demand, the Company repaid $6,000 of advances to the legal custodian of the Company.

On July 2, 2020, the Company executed a promissory note of $3,000 with the Chief Executive Officer of the Company.  The note is due August 18, 2020.  If the Company defaults on the due date, the promissory note shall be convertible into shares of common stock at the conversion price of $.00038 per share.

During the year ended December 31, 2020, the Chief Executive Officer additionally advanced the Company $33,813 to pay operating expenses.  These advances are non-interest bearing and payable upon demand.

At December 31, 2020, the Company owed its legal custodian $109,018 and its Chief Executive Officer $26,651.

6. Commitments and Contingencies

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision.

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through April 13, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2020. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2020, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2021 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2019 and/or December 31, 2020 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Carman J. Carbona	58	Chief Executive & Chief Financial Officer and Director	2018

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2020, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Carman J. Carbona	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Carman J. Carbona	2019	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2020	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2019 and December 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2020 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2020	2019
Audit fees	$2,500	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2021.

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)