Form 10-K/A
period 2020-12-31
Cannonau Corp.
filed 2021-04-29
CIK 1410187

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 29, 2021 , was $12,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.241,377,178 shares of common stock are outstanding as of April 29 , 2021.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE:

This 10-K/A is being filed to include the report of our Independent Registered Public Accounting Firm.  Our previous 10-K for the year ended December 31, 2020 filed on April 14, 2021 was not audited.

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

On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company. This investment was subsequently abandoned by the Company. On August 22, 2019, the Company changed its' name to Cannonau Corp. to reflect its' focus on its new CBD based products ..

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

SHAREHOLDERS OF RECORD

As of April 29 , 2021, there were approximately 241,377,178 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2020 , there were 241,377,178 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2020 , the Registrant had the following sale of unregistered securities:

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

Overview

Cannonau Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007. The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operation. The Company has a December 31 year end. As of December 31, 2020, the issued and outstanding shares of common stock totaled 241,377,178 ..

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

RESULTS OF OPERATIOMS

Working Capital

	December 31,	December 31,
	2019	2018
Current Assets	$ 19,338	$ 11,114
Current Liabilities	168,159	89,102
Working Capital (Deficit)	$(148,821)	$(78279)

Cash Flows

	December 31,	December 31,
	2019	2018
Cash Flows from (used in) Operating Activities	$ (80,628)	$ (89,032)
Cash Flows from (used in) Financing Activities	80,722	89,102
Net Increase (decrease) in Cash During Period	$94	$70

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

REVENUES

We have generated revenues of $1,835and $0 for the years ended December 31, 2020 and 2019.

OPERATIONS AND ADMINISTRATIVE EXPENSES

Operating expenses for the year ended December 31, 2020 were $86,788 compared with $74,279 for the year ended December 31, 2019.  The increase in operating expenses for 2020 consisted of an increase in compensation and benefits for the year ended December 31, 2020 of $23,420 from $37,260 for the year ended December 31, 2019 to $60,680 for the year ended December 31, 2020; a decrease in general and administrative expenses for the year ended December 31, 2020 of $309 from $14,241 for the year ended December 31, 2019 to $13,932 for the year ended December 31, 2020; and a decrease in professional expenses of $10,602 from $22,778 for the year ended December 31, 2019 to $12,176 for the year ended December 31, 2020 ..

During the year ended December 31, 2020, the Company recorded a net loss of $86,533, compared with net loss of $74,279 for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, the Company's cash balance was $164 compared to cash balance of $70 as at December 31, 2019. As of December 31, 2020, the Company's total assets were $19,338 compared to total assets of $11,114 as at December 31, 2019.  The increase in total assets for the year ended December 31, 2020 as compared to the year ended December 31, 2019 consisted in addition to the $95 in cash balance, an increase in inventory for the year ended December 31, 2020 of $8,130 from $11,044 for the year ended December 31, 2019.

As of December 31, 2020, the Company had total liabilities of $ 168,159 compared with total liabilities of $89,393 at December 31, 2019.  The increase in total liabilities for the year ended December 31, 2020 consisted of an increase in accounts payable for the year ended December 31, 2020 of $14,035 from $3,291 for the year ended December 31, 2019; and a decrease in due to related party for the year ended December 31, 2020 of $64,731 from $86,102 for the year ended December 31, 2019.

As of December 31, 2020, the Company has a working capital of ($148,821 ) compared with working capital of ($78,279) at December 31, 2019.

Cashflow from Operating Activities

During the year ended December 31, 2020 the Company used $($80,627) of cash for operating activities compared to ($89,032) of cash used by operating activities during the year ended December 31, 2019.  The increase in net cash used in operating activity for the year ended December 31, 2020 consisted of a increase in net loss for the year ended December 31, 2020 of $($86,533) from ($74,279) for the year ended December 31, 2019; a decrease in inventory party for the year ended December 31, 2020 of $(8,130) from $(11,044) for the year ended December 31, 2019; and an increase in accounts payable and accrued liabilities for the year ended December 31, 2020 of $ 14,035 from ($3,709) for the year ended December 31, 2019.

Cashflow from Financing Activities

During the years ended December 31, 2020 the Company's net cash provided by financing activity was $80,722 compared to $89,102 cash provided by financing for year ended December31, 2019. The decrease net cash provided by financing activity for the year ended December 31, 2020 consisted of a decrease in proceeds from related party for the year ended December 31, 2020 of $80,722 (net) from $91,102 for the year ended December 31, 2019; and an increase due to repurchase of common stock for the year ended December 31, 2020 of $0 from $(2,000) for the year ended December 31, 2019 ..

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

C O N T E N T S

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Cannonau Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannonau Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company has generated minimal revenues and has an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

April 28, 2021

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

Cannonau Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets
Cash	$ 164	$ 70
Inventory	19,174	11,044
Total current assets	19,338	11,114

Total assets	$ 19,338	$ 11,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 17,326	$ 3,291
Due to related party	150,833	86,102
Total current liabilities	168,159	89,393

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	-	-
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding 241,377,178
and 182,735 shares as o December 31, 2020 and 2019	241,377	183
Common stock issuable	27,000	27,000
Additional paid-in capital	3,136,382	3,361,585
Accumulated deficit	(3,553,580)	(3,467,047)
Total stockholders' deficit	(148,821)	(78,279)

Total liabilities and stockholders' deficit	$ 19,338	$ 11,114

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

Revenues	$ 1,835	$ -
Cost of Sales	1,580	-
Gross Profit	255	-

Operating expenses:
General and administrative	13,932	14,241
Compensation and benefits	60,680	37,260
Professional fees	12,176	22,778
Total operating expenses	86,788	74,279

Loss from operations	(86,533)	(74,279)

Other expense (income)

Net loss	$ (86,533)	$ (74,279)

Net loss per share (basic and diluted)	$ -	$ (1.48)

Weighted average shares outstanding	127,057,187	50,049

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$ (86,533)	$ (74,279)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	(8,130)	(11,044)
Accounts payable and accrued liabilities	14,035	(3,709)

Net Cash Used in Operating Activities	(80,628)	(89,032)

CASH FLOWS FROM INVESTING ACTVITIES:
Purchase of equipment	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from related party	86,722	91,102
Repayment to related party	(6,000)	-
Repurchase of common stock	-	(2,000)

Net Cash Provided by Financing Activities	80,722	89,102

Increase (decrease) in cash	94	70

Cash, beginning of year	70	-

Cash, end of year	164	70

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$ 15,992	$ 5,000

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Consolidated Statements of Stockholders' Deficit

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2018	140,234	$ 140	$ 3,358,628	$27,000	$ (3,392,768)	$ (7,000)

Conversion of related party debt	50,000	50	4,950	-	-	5,000

Repurchase and retirement of shares	(7,500)	(7)	(1,993)	-	-	(2,000)

Net loss	(7,500)	-	-	-	(74,279)	(74,279)

Balance, December 31, 2019	182,734	$ 183	$ 3,361,585	$27,000	$ (3,467,047)	$ (78,279)

Conversion of Debt	241,194,444	241,194	(255,203)	-	-	15,991

Net loss	-	-	-	-	(86,533)	(86,533)

Balance, December 31, 2019	241,377,178	$241,377	$ 3,136,382	$27,000	$ (3,553,580)	$ (148,821)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of December 31, 2020, the Company had minimal revenues and an accumulated deficit of $ 3,553,580 .. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CANNONAU CORP.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

2. Summary of Significant Accounting Policies (Continued)

d)Revenue Recognition

During the year ended December 31, 2020 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

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

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,554,000 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  As of December 31, 2020, and 2019, the Company had no uncertain tax positions.

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

At December 31, 2020, the Company owed its legal custodian $109,114 and its Chief Executive Officer $41,718 ..

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

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through April 28, 2021 which is the date the financial statements were available to be issued.  During this period, the Company received additional advances of  $4,920 from a Company controlled by its’ Chief Executive Officer and $22,187 from its’ legal custodian.  No other matters were identified affecting the accompanying financial statements and related disclosures..

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2021.

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)