Form 10-Q
period 2021-03-31
Cannonau Corp.
filed 2021-05-24
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 241,377,178 shares of common stock as of May 24, 2021..

PART 1 FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2020

C O N T E N T S

CANNONAU CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	2020	2019
Current Assets
Cash and cash equivalents	$948	$164
Inventory	19,174	19,174
Total current assets	20,122	19,338

TOTAL ASSETS	$20,122	$19,338

Current Liabilities
Accounts payable and accrued liabilities	$18,928	$17,326
Due to related party	183,862	150,833
Total current liabilities	202,790	168,159

Stockholders' Deficit
Preferred stock authorized 10,000,000 shares, par value $.001, issued and oustanding 0 shares.	—	—
Common stock authorized 290,000,000 shares, par value $.001, issued and oustanding 241,377,179 shares as of March 31, 2021 and December 31, 2020	241,377	241,377
Common stock issuable	27,000	27,000
Additional paid-in capital	3,136,382	3,136,382
Accumulated deficit	(3,587,427)	(3,553,580)
Total stockholders' deficit	(182,668)	(148,821)

Total liabilities and stockholders' deficit	20,122	19,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNONAU CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020

Revenues	$30	$748
Cost of Sales	65	193
Gross Profit	(35)	555

Operating expenses:
General and administrative	15,064	2,268
Compensation	15,466	16,151
Professional fees	3,282	3,200
Total operating expenses	33,812	21,619

Other expenses (income)	—	—

Net Loss	$(33,847)	$(21,064)

Net loss per share (basic and diluted)	$(0.00)	$(0.12)

weighted average shares oustanding	241,377,179	182,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNONAU CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS OF MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Common Stock Issuable	Accumulated Deficit	Total
Balance, December 31, 2020	241,377,178	$241,377	$3,136,382	$27,000	$(3,553,580)	$(148,821)
						—
Net loss					(33,847)	(33,847)

Balances March 31, 2021	241,377,178	$241,377	$3,136,382	$27,000	$(3,587,427)	$(182,668)

Balances, December 31, 2019	182,735	$183	3,361,585	$27,000	$(3,467,047)	$(78,279)

Net loss					21,064	21,064

Blances March 31, 2020	182,735	$183	$3,361,585	$27,000	$(3,445,983)	$(57,215)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNONAU CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
Cash Flows from Operating Activities:
Net loss	$(33,847)	$(21,064)
Adjustments to reconcile net loss
Changes in operatig assets and liabiities
Inventory	—
Accounts payable and accreud liabilities	1,602	2,070
Net Cash used in Opeating Activities	(32,245)	(18,994)

Cash flows from investing activities:

Net Cash Provided by (used in) Investing Activities

Cash Flows From financing Activities:
Proceeds from related party	33,029	19,085
Repurchase of common stock	—	—
Cash proceeds from common stocks	—
Net Cash Provided by Financing Activities	33,029	19,085

Increase (decrease) in cash	784	91
Cash, beginning of period	164	70
Cash, end of period	$948	$161

Supplemental Disclosures:
Cash pais for interest	$—	$—
Cash paid for Taxes	$—	$—
Non-Cash financing activities
Shares issued to convert amounts due to related party	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

March 31, 2021

NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Business Description

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

As of March 31, 2021, the Company had minimal revenues and an accumulated deficit of $3,587,427. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CANNONAU CORP.

Notes to the Consolidated Financial Statements

March 31, 2021

c)	Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K. Operating results for the three months ended March 31, 2020 and 2021, may not necessarily be indicative of results to be expected for any other interim period or for the full year.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Revenue Recognition

During the year ended December 31, 2020 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

 The Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

f)	Basic and Diluted Net Loss Per Share

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

Level 1- applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

March 31, 2021

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

i)	Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

NOTE 3. STOHOLDERS’ DEFICIT

There are no stock issuance nor any transactions affecting outstanding stocks or paid in capital during the first quarter ending March 31, 2021.

NOTE 4. RELATED PARTY TRANSACTION

During the first quarter ending March 31,2021 the company received a total of $33,031 from the legal custodian of the company for operating expenses and is treated as advances and short-term loans. As of March 31, 2021, and December 31, 2020, the total accumulated loans and advances were $183,862 and 150,833 respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SUBSEQUENT EVENTS

The company has evaluated subsequent events for recognition and disclosure through May 23, 22021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2021	2020
	$ 20,122	$ 19,338
Current Assets	-	-
Current Liabilities	202,790	168,159
Working Capital (Deficit)	$(182,668)	$(148,821)

Cash Flows

	March 31,	December 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$(32,245)	(18,994) -
Cash Flows from (used in) Financing Activities	33,029	19,085 -
Net Increase (decrease) in Cash During Period	$784	91 -

Operating Revenues

We have generated revenues of $30.00 for the three months ended March 31, 2021 and $748.00 for the three months ended

December 31, 2020

Cost of sales was $65.00 for the three months ended March 31, 2021 and $193.00 for the three months ended December 31, 2020

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2021 were $33,812.00 compared with $21,619.00 for the three months ended December 31, 2020. Operating expenses for the three months ended March 31, 2021 consisted of general and administrative expenses of $15,064.00 compared to $2,268.00 for the three months ended December 31, 2020 and compensation expense of $15,466.00 compared to $16,151.00 for the three months ended December 31, 2020.

During the three months ended March 31, 2021, the Company recorded a net loss of ($33,847) compared with net loss of ($21,064)

for the three months ended December 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company's cash balance was $948.00 compared to cash balance of $164.00 at December 31, 2020. As of March 31 2021, the Company's total assets were $20,1222.00 compared to total assets of $19,338.00 as at December 31, 2020.

As of March 31, 2021, the Company had total liabilities of $202,790.00 compared with total liabilities of $168,159.00 as of

December 31, 2020. Liabilities for the three months ended March 31, 2021 consisted of accounts payable and accrued liabilities of

$18,928.00 compared to $17,326.00 compared to $17,326.00 as of December 31, 2020; and due to related party of $183,862.00 compared to $150,833.00 for the three months ended December 31, 2020.

Cash flow from Operating Activities

During the three months ended March 31, 2021 the Company used ($32,245.00) of cash for operating activities compared to the use of ($18,994) of cash for operating activities during the three months ended March 31 2020.

Cash flow from Financing Activities

During the three months ended March 31, 2021, the Company received cash from financing activities of $33,029.00 as compared to $19,085.00 for the three months ended March 31, 2020.

Subsequent Developments

The company has evaluated subsequent events for recognition and disclosure through May 23, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Dated: May 24, 2021	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: May 24, 2021	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President