Form 10-Q
period 2021-06-30
Cannonau Corp.
filed 2021-09-27
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-145876

CANNONAU CORP

(Exact name of registrant as specified in its charter)

Nevada	84-2870437
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

937 Old Seneca Turnpike Road
Skaneateles, NY	13252-9318
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 241,377,179 shares of common stock as of September 24, 2021.

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

PART 1 FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

C O N T E N T S

Cannonau Corp.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$638	$164
Accounts receivables	5,032	—
Inventory	19,174	19,174
Total current assets	24,844	19,338

TOTAL ASSET	24,844	19,338
Current Liabilities
Accounts payable and accrued liabilities	14,172	17,326
Due to related party	209,522	150,833
Total current liabilities	223,694	168,159

Stockholders' Deficit
Preferred stock authorized 10,000,000 shares, par value $.001, issued and outstanding 0 shares.
Common stock authorized 290,000,000 shares, par value $.001, issued and outstanding 241,377,179	241,377	241,377
Common stock issuable	27,000	27,000
Additional paid-in capital	3,136,382	3,136,382
Accumulated deficit	(3,603,609)	(3,553,580)
Total stockholders' deficit	(198,850)	(148,821)

Total liabilities and stockholders' deficit	$24,844	$19,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statement of Operations
For the six months ended June 30, 2021 and 2020
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues	$5,582	$—	$5,612	$748
Cost of Sales	443	—	508	193
Gross Profit	5,139	—	5,104	555
	—
Operating expenses:
General and administrative	9,877	8,860	24,941	11,128
Compensation	5,654	4,109	21,120	20,260
Professional fees	8,745	—	9,073	3,200
Total operating expenses	24,276	12,969	55,134	34,588

Other expenses (income)		—		—

Net Loss	$(19,137)	$(12,969)	$(50,030)	$(34,033)

Net loss per share (basic and diluted)	$(0.00008)	$(0.07097)	(0.00021)	(0.18624

Weighted average shares outstanding	241,377,179	182,735	241,377,179	182,735

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cannonau Corp.
Consolidated Statement of Stockholder's Equity
As of June 30, 2021 and 2030
(Unaudited)

	Common Stock		Additional Paid In Capital	Common Stock Issuable	Accumulated Deficit	Total

Balances, December 31, 2019	182,735	$183	3,361,585	$27,000	$(3,467,047)	$(78,279)
Net loss 1st Quarter	—	—	—	—	(21,064)	(21,064)
Net loss 2nd Quarter	—	—	—	—	(12,969)	(12,969)
Balances June 30, 2020	182,735	$183	$3,361,585	$27,000	$(3,501,080)	$(112,312)

Balance, December 31, 2020	241,377,179	$241,377	$3,136,382	$27,000	$(3,553,582)	$(148,821)
Net loss 1st Quarter	—	—	—	—	(30,892)	(30,892)
Net loss 2nd Quarter	—	—	—	—	(19,137)	(19,137)
Balances June 30, 2021	241,377,179	$241,377	$3,136,382	$27,000	$(3,603,609)	$(198,850)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statement of Cash Flows
For the six months ended June 30, 2021 and 2020
(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net loss	$(50,030)	$(34,033)
Adjustments to reconcile net loss
Changes in operatig assets and liabiities
Accounts receivables	(5,032)
Inventory	—
Accounts payable and accrued liabilities	(3,154)	2,070
Net Cash used in Operating Activities	(58,216)	(31,963)
Cash flows from investing activities:
Net Cash Provided by (used in) Investing Activities	—	—
Cash Flows From financing Activities:
Proceeds from related party	58,690	38,730
Repurchase of common stock	—	(6,000)
Cash proceeds from common stocks	—
Net Cash Provided by Financing Activities	58,690	32,730

Increase (decrease) in cash	474	767
Cash, beginning of year	164	70
Cash, end of year	$638	$837

Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for Taxes	$—	$—
Non-Cash financing activities
Shares issued to convert amounts due to related party		$5,000

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

As of March 31, 2021, the Company had very little revenues and an accumulated deficit of $3,587,429. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)Interim Financial Statement

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K. Operating results for the six months ended June 30, 2021, may not necessarily be indicative of results to be expected for any other interim period or for the full year.

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)Revenue Recognition

During the six months ended June 30, 2021, our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined, and the collectability of revenue is reasonably assured.

The Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

f)Basic and Diluted Net Loss Per Share

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

g)Financial Instruments

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

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

i)Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

NOTE 3. STOHOLDERS’ DEFICIT

There was no stock issuance, nor any transactions affecting outstanding stocks or paid in capital during the six months ending June 30, 2021.

NOTE 4. RELATED PARTY TRANSACTION

During the six months ending June 30,2021 the company received a total of $58,689 from the legal custodian of the company for operating expenses and is treated as advances and short-term loans. As of June 30, 2021, and December 31, 2020, the total accumulated loans and advances were $209,522 and 150,833 respectively.

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

NOTE 7. SUBSEQUENT EVENTS

The company has evaluated subsequent events for recognition and disclosure through September 23, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2021	2020

Current Assets	$ 24,844	$ 19,338
Current Liabilities	223,694	168,159
Working Capital (Deficit)	$(198.850)	$(148,821)

Cash Flows

	June 30,	June 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$(58,216)	$(31,963)
Cash Flows from (used in) Financing Activities	58,690	32,730
Net Increase (decrease) in Cash During Period	$474	$767

Operating Revenues

We have generated revenues of $5,582 for the three months ended June 30, 2021 and $0 for the three months ended June 30, 2020.

We have generated revenues of $5,612 for the six months ended June 30, 2021 and $748 for the six months ended June 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2021 were $24,276 compared with $12,969 for the three months ended June 30, 2020.  Operating expenses for the three months ended June 30, 2021 consisted of general and administrative expenses of $9,877 compared to $8,860 for the three months ended June 30, 2021, compensation expense of $5,654 compared to $4,109 for the three months ended June 30, 2020, and professional fees of $8,745 compared to $0 for the three months ended June 30, 2020.

Operating expenses for the six months ended June 30, 2021 were $55,134 compared with $34,588 for the six months ended June 30, 2020.  Operating expenses for the six months ended June 30, 2021 consisted of general and administrative expenses of $24,941 compared to $11,128 for the six months ended June 30, 2020; compensation expense of $21,120 for the six months ended June 30, 2020 compared to $20,260 for the six months ended June 30, 2020; and professional fees of $9,073 for the six months ended June 30, 2021 compared to $3,200 for the six months ended June 30, 2020.

During the three months ended June 30, 2021, the Company recorded a net loss of ($19,137) compared with net loss of $(12,969) for the three months ended June 30, 2020.

During the six months ended June 30, 2021, the Company recorded a net loss of ($50,030) compared with net loss of $(34,033) for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, the Company's cash balance was $638 compared to cash balance of $164 at December 31, 2020. As of June 30, 2021, the Company's total assets were $24,844 compared to total assets of $19,338 as at December 31, 2020.

As of June 30, 2021, the Company had total liabilities of $223,694 compared with total liabilities of $168,159 as of December 31, 2020.  Liabilities as of June 30, 2021 consisted of accounts payable and accrued liabilities of $14,172 compared to $17,236 as of December 31, 2020;and due to related party of $209,522 compared to $150,833 as of December 31, 2020.

Cashflow from Operating Activities

During the six months ended June 30, 2021 the Company used ($58,216) of cash for operating activities compared to the use of ($31,963) of cash for operating activities during the six months ended June 30, 2020.

Cashflow from Financing Activities

During the six months ended June 30, 2021 the Company received cash from financing activities of $58,690 as compared to $32,730 for the six months ended June 30, 2020.

Subsequent Developments

None.

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

Dated: September 24, 2021	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: September 24, 2021	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President