Form 10-Q
period 2021-09-30
Cannonau Corp.
filed 2021-12-10
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 241,377,179 shares of common stock as of December 1, 2021.

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

PART 1 FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2021

C O N T E N T S

Cannonau Corp.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,394	$164
Accounts receivables	5,032	—
Inventory	19,174	19,174
Total current assets	25,600	19,338

TOTAL ASSET	25,600	19,338
Current Liabilities
Accounts payable and accrued liabilities	17,160	17,326
Due to related party	226,707	150,833
Total current liabilities	243,867	168,159
Stockholders' Deficit
Preferred stock authorized 10,000,000 shares, par value $.001, issued and outstanding 0 shares.
Common stock authorized 290,000,000 shares, par value $.001, issued and outstanding 241,377,179	241,377	241,377
Common stock issuable	27,000	27,000
Additional paid-in capital	3,136,382	3,136,382
Accumulated deficit	(3,623,026)	(3,553,580)
Total stockholders' deficit	(218,267)	(148,821)

Total liabilities and stockholders' deficit	$25,600	$19,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statement of Operations
For the nine months ended September 30, 2021 and 2020
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenues	$93	$1,087	$5,705	$1,835
Cost of Sales	148	1,368	656	1,561
Gross Profit	(55)	(281)	5,049	274
Operating expenses:
General and administrative	1,763	12,116	26,703	23,244
Compensation	15,795	10,560	36,915	30,820
Professional fees	1,803	7,109	10,876	10,309
Total operating expenses	19,361	29,785	74,494	64,373
Other expenses (income)		—		—
Net Loss	$(19,416)	$(30,066)	$(69,445)	$(64,099)

Net loss per share (basic and diluted)	$(0.00008)	$(0.16453)	$(0.00029)	$(0.00028)

Weighted average shares outstanding	241,377,179	182,735	241,377,179	227,432,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Consolidated Statement of Stockholders' Deficit
As of September 30, 2021 and 2020
(Unaudited)

	Common Stock		Additional Paid In Capital	Common Stock Issuable	Accumulated Deficit	Total

Balances, December 31, 2019	182,735		3,361,585	$27,000	$(3,467,047)	$(78,462)
Net loss 1st Quarter	-	-	-	-	(21,064)	(21,064)
Net loss 2nd Quarter	-	-	-	-	(12,969)	(12,969)
Net loss 3rd Quarter	-	-	-	-	(30,066)	(30,066)
Conversion of debt	241,194,444	241,194	(225,202)	—		15,992
Balances September 30, 2020	241,377,179	$241,194	$3,136,383	$27,000	$(3,531,146)	$(126,569)

Balance, December 31, 2020	241,377,179	$241,377	$3,136,382	$27,000	$(3,553,580)	$(148,821)
Net loss 1st Quarter	-	-	-	-	(30,893)	(30,893)
Net loss 2nd Quarter	-	-	-	-	(19,137)	(19,137)
Net loss 3rd Quarter	-	-	-	-	(19,416)	(19,416)
Balances September 30, 2021	241,377,179	$241,377	$3,136,382	$27,000	$(3,623,026)	$(218,267)

The accompanying notes are an integral part of these unaudited consolodated financial statements

Cannonau Corp.
Consolidated Statement of Cash Flows
For the nine months ended September 30, 2021 and 2020
(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net loss	$(69,445)	$(64,099)
Adjustments to reconcile net loss
Changes in operating assets and liabilities
Accounts receivables	(5,033)
Inventory	—	(8,130)
Accounts payable and accrued liabilities	(166)	7,678
Net Cash used in Operating Activities	(74,644)	(64,551)
Cash flows from investing activities:
Net Cash Provided by (used in) Investing Activities	—	—
Cash Flows From financing Activities:
Proceeds from related party	75,875	71,559
Repurchase of common stock	—	(6,000)
Cash proceeds from common stocks	—
Net Cash Provided by Financing Activities	75,875	65,559
Increase (decrease) in cash	1,231	1,008
Cash, beginning of year	164	70
Cash, end of year	$1,394	$1,078

Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for Taxes	$—	$—
Non-Cash financing activities
Shares issued to convert amounts due to related party		$15,992

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

NOTE 2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

These interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2020.

Going Concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $3,623,027 at September 30, 2021 and had a net loss and net cash flow used in operating activities of $ 74,643 and $64,551 for the nine months ended September 30, 2021 and 2020, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Revenue Recognition

During the nine months ended September 30, 2021 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Net loss per common share – basic and diluted

Authoritative guidance on Earnings per Share requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.

Stock-based compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

During the nine months ended September 30, 2021, and 2020, there were no stock based awards issued or outstanding.

Fair value of financial instruments

We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

Level 1 input, which include quoted prices in active markets for identical assets or liabilities.

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate is 21%.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first in first out method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials.

NOTE 5. RELATED PARTY TRANSACTION

During the nine months ending September 30,2021 the company received a total of $75,875 from the legal custodian of the company for operating expenses and is treated as advances and short-term loans. As of September 30, 2021, and December 31, 2020, the total accumulated loans and advances were $226,707 and 150,833 respectively.

NOTE 6. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. As of September 30, 2021 and December 30, 2020, no shares of Preferred Stock were issued and outstanding.

Common stock

The company is authorized to issue 290,000,000 shares, par value $.001 issue and outstanding 241,377,179 shares as of September 30,2020 and December 31, 2020.

There was no stock issuance, nor any transactions affecting outstanding stocks or paid in capital during the nine months ending September 30, 2021.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

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

NOTE 7. SUBSEQUENT EVENTS

The company has evaluated subsequent events for recognition and disclosure through December 9, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	December 31,
	2021	2020

Current Assets	$ 25,600	$ 19,338
Current Liabilities	242,867	168,159
Working Capital (Deficit)	$(217,267)	$(148,821)

Cash Flows

	September 30,	September 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$(74,645)	$(64,551)
Cash Flows from (used in) Financing Activities	75,875	65,559
Net Increase (decrease) in Cash During Period	$1,230	$1,008

Operating Revenues

We have generated revenues of $93 for the three months ended September 30, 2021 and $1,087 for the three months ended September 30, 2020.

We have generated revenues of $5,705 for the nine months ended September 30, 2021 and $1,835 for the nine months ended September 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2021 were $19,361 compared with $29.785 for the three months ended September 30, 2020.  Operating expenses for the three months ended September 30, 2021 consisted of general and administrative expenses of $1,763 compared to $12,116 for the three months ended September 30, 2021, compensation expense of $15,795 compared to $10,560 for the three months ended September 30, 2020, and professional fees of $1,803 compared to $7,109 for the three months ended September 30, 2020.

Operating expenses for the nine months ended September 30, 2021 were $74,495 compared with $64,373 for the nine months ended September 30, 2020.  Operating expenses for the nine months ended September 30, 2021 consisted of general and administrative expenses of $26,704 compared to $23,224 for the nine months ended September 30, 2020; compensation expense of $36,915 for the nine months ended September 30, 2020 compared to $30,820 for the nine months ended September 30, 2020; and professional fees of $10.876 for the nine months ended September 30, 2021 compared to $10,309 for the nine months ended September 30, 2020.

During the three months ended September 30, 2021, the Company recorded a net loss of ($19,416) compared with net loss of $(30,066) for the three months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company recorded a net loss of ($69,446) compared with net loss of $(64,099) for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company's cash balance was $1,394 compared to cash balance of $164 at December 31, 2020. As of September 30, 2021, the Company's total assets were $25,600 compared to total assets of $19,338 as at December 31, 2020.

As of September 30, 2021, the Company had total liabilities of $243,867 compared with total liabilities of $168,159 as of December 31, 2020.  Liabilities as of September 30, 2021 consisted of accounts payable and accrued liabilities of $17,160 compared to $17,236 as of December 31, 2020; and due to related party of $226,707 compared to $150,833 as of December 31, 2020.

Cashflow from Operating Activities

During the nine months ended September 30, 2021 the Company used ($74,645) of cash for operating activities compared to the use of ($64,551) of cash for operating activities during the nine months ended September 30, 2020.

Cashflow from Financing Activities

During the nine months ended September 30, 2021 the Company received cash from financing activities of $75,875 as compared to $65,559 for the nine months ended September 30, 2020.

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

Dated: December 9, 2021	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: December 9, 2021	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President