Form 10-K
period 2021-12-31
Cannonau Corp.
filed 2022-05-06
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2021, was $1,088,276.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ YES  ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.241,815,632 shares of common stock are outstanding as of December 31, 2021.

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

FISCAL YEAR ENDED DECEMBER 31, 2021:	High	Low
December 31, 2021	$0.061	$0.05
September 30. 2021	$0.095	$0.09
June 30, 2021	$0.17	$0.14
March 31, 2021	$11.15	$9.6

FISCAL YEAR ENDED DECEMBER 31, 2020:
December 31, 2020	$0.01	$0.00
September 30. 2020	$0.01	$0.00
June 30, 2020	$0.01	$0.00
March 31, 2020	$0.01	$0.00

SHAREHOLDERS OF RECORD

As of March 23, 2022, there were approximately 21 shareholders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2021, there were 241,815,632 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which none shares are owned by officers, directors and principal stock holders) were issued and have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three-month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

None

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Cannonau Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007. The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has minimal operation. The Company has a December 31 year end. As of December 31, 2021, the issued and outstanding shares of common stock totaled 241,815,632.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2021	2020
Current Assets	$ 8,757	$ 19,338
Current Liabilities	261,043	168,159
Working Capital (Deficit)	$(252,286)	$(148,821)

Cash Flows

	December 31,	December 31,
	2021	2020
Cash Flows from (used in) Operating Activities	$ (136,724)	$ (80,628)
Cash Flows from (used in) Financing Activities	136,702	80,722
Net Increase (decrease) in Cash During Period	$21	$94

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

REVENUES

We have generated revenues of $6,180 and $1,835 for the years ended December 31, 2021 and 2020.

OPERATIONS AND ADMINISTRATIVE EXPENSES

Operating expenses for the year ended December 31, 2021 were $150,050 compared with $86,788 for the year ended December 31, 2020.  The increase in operating expenses for 2021 consisted of an increase in general and administrative expenses for the year ended December 31, 2021of $26,065 from $13,932 for the year ended December 31, 2020; a decrease in compensation and benefits to $49,468 for the year ended December 31, 2021 from $60,680 for the year ended December 31, 2020; and an increase in legal and professionals of $29,344 from $12,176 for the year ended December 31, 2020 and an increase of consultancy services cost of $45,173 in the year ended December 31 2021 as compared to $0 in the year ended December 31, 2020.

During the year ended December 31, 2021, the Company recorded a net loss of $148,638, compared with net loss of $86,533 for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company's cash balance was $143 compared to cash balance of $164 as at December 31, 2020. As of December 31, 2021, the Company's total assets were $8,757 compared to total assets of $19,338 as at December 31, 2020.  The decrease in total assets for the year ended December 31, 2021 as compared to the year ended December 31, 2020 consisted of reduction $21 in cash balance, an increase in accounts receivables of $5,032 and decrease in inventory for the year ended December 31, 2021 of $15,592 from $19,174 for the year ended December 31, 2020.

As of December 31, 2021, the Company had total liabilities of $261,043 compared with total liabilities of $168,159 at December 31, 2020.  The increase in total liabilities for the year ended December 31, 2021 consisted of an increase in accounts payable for the year ended December 31, 2021 of $18,681 from $17,326 for the year ended December 31, 2020; and an increase in due to related party for the year ended December 31, 2021 of $91,529 from $150,833 for the year ended December 31, 2020.

As of December 31, 2021, the Company has a working capital of ($252,286) compared with working capital of ($148,821) at December 31, 2020.

Cashflow from Operating Activities

During the year ended December 31, 2021 the Company used ($136,724) of cash for operating activities compared to ($80,628) of cash used by operating activities during the year ended December 31, 2020.  The increase in net cash used in operating activity for the year ended December 31, 2021 consisted of an increase in net loss for the year ended December 31, 2021 of $(148,638) from ($86,533) for the year ended December 31, 2020; an increase in account receivables of ($5,032); decrease in inventory for the year ended December 31, 2021 of $15,592 from ($8,130) for the year ended December 31, 2020; and an increase in accounts payable and accrued liabilities for the year ended December 31, 2021 of $1,355 from $14,035 for the year ended December 31, 2020.

Cashflow from Financing Activities

During the years ended December 31, 2021 the Company's net cash provided by financing activity was $136,702 compared to $80,722 cash provided by financing for year ended December31, 2020. The increase in net cash provided by financing activity for the year ended December 31, 2021 consisted of an increase in proceeds from related party for the year ended December 31, 2021 of $91,529 (net) from $80,722 (net) for the year ended December 31, 2020; and an increase due to issuance of common stock for the year ended December 31, 2021of 45,173 from $0 for the year ended December 31, 2020.

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

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period. During the year ended December 31, 2021 & 2020, no stock compensation was issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

C O N T E N T S

CANNONAU CORP. Balance Sheets (Unaudited)

	December 31, 2021	December 31, 2020
ASSETS

Current Assets
Cash	$ 143	$ 164
Accounts Receivable	5,032	-
Inventory	3,582	19,174
Total Current Assets	8,757	19,338
Total Assets	$ 8,757	$ 19,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	18,681	$ 17,326
Due to related party	242,362	150,833
Total current liabilities	261,043	168,159

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of December 31, 2021 and 2020.	-	-
Common stock (Authorized) 290,000,000 at Par Value $.001 issued and outstanding 241,815,632 and 241,377,178 as of December 31, 2021 and 2020.	241,815	241,377
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,136,382
Accumulated deficit	(3,702,218)	(3,553,580)
Total stockholders' deficit	(252,286)	(148,821)

Total liabilities and stockholders' deficit	$ 8,757	$ 19,338

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations For the Year Ended December 31, 2021 & 2020 (Unaudited)

	December 31, 2021	December 31, 2020

Sales	$ 6,180	$ 1,835
Cost of sales	4,768	1,580
Gross Profit	1,412	255

Operating expenses
General and administrative	26,065	13,932
Compensation and benefits	49,468	60,680
Professional fees	29,344	12,176
Consultancy services	45,173	-
Total operating expenses	150,050	86,788

Loss from Operations	(148,638)	(86,533)

Other expenses (income)	-	-

Net loss	(148,638)	$ (86,533)

Net loss per share (basic and diluted)	(0)	(0)

Weighted average shares outstanding	241,377,178	127,057,187

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows For the Year Ended December 31, 2021 & 2020 (Unaudited)

	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net loss	$ (148,638)	$ (86,533)
Adjustment for non-cash items;	-	-

Changes in operating assets and liabilities:
Accounts receivable	(5,032)
Inventory	15,592	(8,130)
Accounts payable and accrued liabilities	1,355	14,035
Net cash used in operating activities	(136,724)	(80,628)

Cash flows from investing activities
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party	91,529	86,722
Repayment to related party	-	(6,000)
Shares issued against consulting services	$ 45,173	-
Net cash provided by financing activities	136,702	80,722
Increase (decrease) in cash	(21)	94
Cash at beginning of year	164	70
Cash at end of year	143	164

Supplemental cash flows disclosures:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	-	15,992
Shares issued to non-employees against consulting services	45,173	-

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Stockholders’ Deficit For the Year Ended December 31, 2021 & 2020
Preferred Stock		Common Stock		Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	-	-	241,377,178	$ 241,377	$ 3,136,382	$ 27,000	$ (3,553,580)	$ (148,821)
Shares issued to non-employees against consultancy			438,454	$ 438	$ 44,735			$ 45,173
Net loss for the year							(148,638)	(148,638)
Balances, December 31, 2021	-	-	241,815,632	241,815	3,181,117	27,000	(3,702,218)	(252,286)

Balances, December 31, 2019	-	$ -	182,734	$ 183	$ 3,361,585	$ 27,000	$ (3,467,047)	$ (78,279)
Conversion of debt			241,194,444	241,194	(225,203)			15,991
Net loss for the year							(86,533)	(86,533)
Balances, December 31, 2020	-	$ -	241,377,178	$ 241,377	$ 3,136,382	$ 27,000	$ (3,553,580)	$ (148,821)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1.Nature of Operations and Continuance of Business

Cannonau Corp. (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007 as Pacific Blue Energy Corp.  On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.  This investment was subsequently abandoned by the Company and therefore no longer reflecting in these financial statements. The Company is currently developing CBD based products. On August 22, 2019, the Company changed its' name to Cannonau Corp. to reflect its' focus on its new CBD based products.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated sufficient revenues to date to cover its operating cost and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2021, the Company had minimal revenues and an accumulated deficit of $3,702,218. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)Revenue Recognition

Management uses the 5 steps framework of ASC 606 to recognize revenue, as follows:

1.Identify contract with customer

a.Approval (in writing, orally, or in accordance with other customary business practices) and commitment of the parties;

b.Identification of the rights of the parties;

c.Identification of the payment terms;

d.Contract has commercial substance; and

e.Probable that the entity will collect the consideration to which it will be entitled in exchange for the product that will be transferred to the customer.

2.Identify performance obligations

a.At contract inception, management assesses the product promised in a contract with a customer and identifies each promise as a performance obligation to transfer to the customer either: a) A product (or a bundle of products) that is distinct b) A series of distinct products that are substantially the same and that have the same pattern of transfer to the customer

3.Determined expected transaction price

a.The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods to a customer

4.Allocate to performance obligations

a.Once the separate performance obligations are identified and the transaction price has been determined, management allocates the transaction price to the performance obligations in proportion to their standalone selling prices

5.Recognize revenue upon transfer of control over goods

a.management recognizes revenue only when it satisfies a performance obligation by transferring a promised good to a customer. A good or service is considered to be transferred when the customer obtains control.

b.The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset.

c.Control is assessed primarily from the customer’s perspective.

e) Cost of Sales

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our customers. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of material consumed to make that product.

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

i)Stock-based compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

During the year ended December 31, 2021, and 2020, there were no stock based awards issued or outstanding.

j)Income taxes

Income taxes are determined in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

k)Commitments and contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

l)Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

m)Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

3.Share Capital

Preferred stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. As of December 31, 2021 and December 31, 2020, no shares of Preferred Stock were issued and outstanding.

Common stock

The company is authorized to issue 290,000,000 shares at par value of $.001 per share.

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

During the year 2021, the Company issued 438,454 shares of common stock to its consultants against the consulting services rendered during the year.

As of December 31, 2021, the Company had 241,815,632 shares of common stock issued and outstanding.

4.Income Taxes

The Company has a net operating loss carried forward of approximately $3,702,218 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.

There was no income tax expense for the years ended December 31, 2021 and 2020. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at December 31, 2021 & 2020 are as follows:

	December 31	December 31
	2021	2020
Deferred tax assets
Net operating losses	$(3,702,218)	$(3,553,580)
Deferred tax liability
Net deferred tax assets	777,466	746,252
Less valuation allowance	(777,466)	(746,252)
Deferred tax asset - net valuation allowance	$-	$-

5.Related Party Transaction

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities and related parties consist of officers, shareholders and associated entities.

During the year ended December 31, 2021, related parties loaned the company $ 91,529 to pay for operating expenses. As at December 31, 2021 & 2020, the company owed its related parties $242,362 & $150,833 respectively. The loan is non-interest bearing, due upon demand and unsecured.

6.Commitments and Contingencies

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

7.Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through April 05, 2022 which is the date the financial statements were available to be issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2021. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2021, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2021. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2022 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2020 and/or December 31, 2021 and their current ages:

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2021, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Carman J. Carbona	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Carman J. Carbona	2020	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2021	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2020 and December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2021 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock; the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2021	2020
Audit fees	$2,500	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2022.

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)