Form 10-K/A
period 2021-12-31
Cannonau Corp.
filed 2022-06-24
CIK 1410187

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date .241,815,632 shares of common stock are outstanding as of December 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE REGARDING THIS FORM 10 K/A

This Amendment No. 1 to the Annual Report on Form 10-K of Cannonau Corp. (the "Company") for the fiscal year ended on December 31, 2021, as originally filed on May 05, 2022 (such Annual Report on Form 10-K being referred to as the "Annual Report," and this Amendment No. 1 as "Amendment No. 1"), is being filed solely to incorporate audit report along with audited financial statements. This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on December 31, 2021.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pacific Blue Energy Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

EMPLOYEES

As of the date of this Annual Report, we have no employee.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K/A.

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

SHAREHOLDERS OF RECORD

As of May 05, 2022, there were approximately 21 shareholders of record of our common stock, not including holders who hold their shares in street name.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This section and other parts of this Form 10-K/A annual report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-K/A that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

C O N T E N T S

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Shareholders and the Board of Directors of

Cannonau Corp

Opinion on the Financial Statements

We have audited the accompanying financial statements of Cannonau Corp (“the Company”), which comprise the balance sheet as of December 31, 2021, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cannonau Corp as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues sufficient to cover operating costs over an extended period of time and has an accumulated deficit as of December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 |ask@vmcpafirm.com

audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

A critical audit matter is any matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

PCAOB ID: 6771

We have served as the Company’s auditor since 2022.

Houston, Texas

June 20, 2022

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 |ask@vmcpafirm.com

CANNONAU CORP. Balance sheets(Audited)

	December 31, 2021	December 31, 2020
ASSETS

Current Assets
Cash	$143	$164
Accounts Receivable	5,032	—
Inventory	3,582	19,174
Total Current Assets	8,757	19,338
Total Assets	$8,757	$19,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	18,681	17,326
Due to related party	242,362	150,833
Total current liabilities	261,043	168,159

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of December 31, 2021 and 2020.	—	—
Common stock (Authorized) 290,000,000 at Par Value $.001 issued and outstanding 241,815,632 and 241,377,178 as of December 31, 2021 and 2020.	241,815	241,377
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,136,382
Accumulated deficit	(3,702,218)	(3,553,580)
Total stockholders' deficit	(252,286)	(148,821)

Total liabilities and stockholders' deficit	$8,757	$19,338

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations (Audited) For the Year Ended December 31, 2021 & 2020

	December 31, 2021	December 31, 2020

Sales	$6,180	$1,835
Cost of sales	4,768	1,580
Gross Profit	1,412	255

Operating expenses
General and administrative	26,065	13,932
Compensation and benefits	49,468	60,680
Professional fees	29,344	12,176
Consultancy services	45,173	—
Total operating expenses	150,050	86,788

Loss from Operations	(148,638)	(86,533)

Other expenses (income)	—	—

Net loss	(148,638)	$(86,533)

Net loss per share (basic and diluted)	(0)	(0)

Weighted average shares outstanding	241,377,178	127,057,187

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows (Audited) For the Year Ended December 31, 2021 & 2020

	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net loss	$(148,638)	$(86,533)
Adjustment for non-cash items;	—	—

Changes in operating assets and liabilities:
Accounts receivable	(5,032)
Inventory	15,592	(8,130)
Accounts payable and accrued liabilities	1,355	14,035
Net cash used in operating activities	(136,724)	(80,628)

Cash flows from investing activities
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from related party	91,529	86,722
Repayment to related party	—	(6,000)
Shares issued against consulting services	$45,173	—
Net cash provided by financing activities	136,702	80,722
Increase (decrease) in cash	(21)	94
Cash at beginning of year	164	70
Cash at end of year	143	164

Supplemental cash flows disclosures:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	—	15,992
Shares issued to non-employees against consulting services	45,173	—

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Stockholders’ Deficit (Audited) For the Year Ended December 31, 2021 & 2020

	Preferred Stock		Common Stock		Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 30, 2020	—	$—	241,377,178	$241,377	$3,136,382	$27,000	$(3,553,580)	$(148,821)
Shares issued to non-employees against consultancy			438,454	$438	$44,735			$45,173
Net loss for the period	—	—	—	—	—	—	(148,638)	(148,638)
Balances, December 31, 2021	—	—	241,815,632	241,815	3,181,117	27,000	(3,702,218)	(252,286)

Balances, December 31, 2019	—	$—	182,734	$183	$3,361,585	$27,000	$(3,467,047)	$(78,279)
Conversion of debt			241,194,444	241,194	(225,203)			15,991
Net loss for the period	—	—	—	—	—	—	(86,533)	(86,533)
Balances, December 31, 2020	—	$—	241,377,178	$241,377	$3,136,382	$27,000	$(3,553,580)	$(148,821)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1. Nature of Operations and Continuance of Business

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

d) Revenue Recognition

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

i) Stock-based compensation

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

j) Income taxes

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

k) Commitments and contingencies

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

l) Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

m) Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

3. Share Capital

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

There was no income tax expense for the years ended December 31, 2021 and 2020. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at December 31, 2021 & 2020 are as follows:

Deferred tax assets
Net operating losses	(3,702,218)	$(3,553,580)
Deferred tax liability
Net deferred tax assets	777,466	746,252
Less valuation allowance	(777,466)	(746,252)
Deferred tax asset - net valuation allowance	—	$—

5. Related Party Transaction

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

PRE-APPROVAL POLICIES

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered. Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K/A:

23.1	Consent of Certified Public Accountant*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 24, 2022.

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)