Form 10-Q
period 2022-03-31
Cannonau Corp.
filed 2022-07-08
CIK 1410187

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-145876

CANNONAU CORP.

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

At March 31, 2022, the number of shares of the Registrant’s common stock outstanding was 241,815,632.

PART 1: FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED MARCH 31, 2022

C O N T E N T S

CANNONAU CORP. Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS

Current Assets
Cash	$357	$143
Accounts Receivable	5,032	5,032
Inventory	3,528	3,582
Total Current Assets	8,918	8,757
Total Assets	$8,918	$8,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	15,904	18,681
Due to related party	264,177	242,362
Total current liabilities	280,081	261,043

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of March 31, 2022 and December 31, 2021.	—	—
Common stock (Authorized) 290,000,000 at Par Value $.001 issued and outstanding 241,815,632 as of March 31, 2022 and December 31, 2021.	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,181,117
Accumulated deficit	(3,721,096)	(3,702,218)
Total stockholders' deficit	(271,163)	(252,286)

Total liabilities and stockholders' deficit	$8,918	$8,757

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations (Unaudited)

	March 31, 2022	March 31, 2021

Sales	$105	$30
Cost of sales	(54)	(65)
Gross Profit	51	(35)

Operating expenses
General and administrative	2,540	15,064
Compensation and benefits	12,606	15,466
Professional fees	3,783	3,282
Consultancy services	—	—
Total operating expenses	18,929	33,812

Loss from Operations	(18,878)	(33,812)

Other expenses (income)	—	—

Net loss	(18,878)	$(33,847)

Net loss per share (basic and diluted)	(0)	(0)

Weighted average shares outstanding	241,377,178	241,377,179

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows (Unaudited)

	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net loss	$(18,878)	$(33,847)
Adjustment for non-cash items;	—	—

Changes in operating assets and liabilities:
Accounts receivable	—
Inventory	54	—
Accounts payable and accrued liabilities	(2,777)	1,602
Net cash used in operating activities	(21,601)	(32,245)

Cash flows from investing activities
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from related party	21,815	33,029
Repayment to related party	—	—
Shares issued against consulting services	$—	—
Net cash provided by financing activities	21,815	33,029
Increase (decrease) in cash	214	784
Cash at beginning of period	143	164
Cash at end of period	$357	$948

Supplemental cash flows disclosures:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	—	—
Shares issued to non-employees against consulting services	—	—

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Stockholders’ Deficit (Unaudited) For the Period Ended March 31, 2022 & 2021
	Preferred Stock		Common Stock		Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	—	—	241,815,632	$241,815	3,181,117	27,000	$(3,702,218)	$(252,286)
Net loss for the period							(18,878)	(18,878)
Balances, March 31, 2022	—	—	241,815,632	$241,815	3,181,117	27,000	(3,721,096)	(271,163)

Balances, December 31, 2020	—	$—	241,377,178	$241,377	$3,136,382	$27,000	$(3,553,580)	$(148,821)
Net loss for the period							(33,847)	(33,847)
Balances, March 31, 2021	—	$—	241,377,178	$241,377	$3,136,382	$27,000	$(3,587,427)	$(182,668)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated sufficient revenues to date to cover its operating cost and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2022, the Company had minimal revenues and an accumulated deficit of $3,721,096. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

d)	Revenue Recognition

Management uses the 5 steps framework of ASC 606 to recognize revenue, as follows:

1.	Identify contract with customer
a.	Approval (in writing, orally, or in accordance with other customary business practices) and commitment of the parties;
b.	Identification of the rights of the parties;
c.	Identification of the payment terms;
d.	Contract has commercial substance; and
e.	Probable that the entity will collect the consideration to which it will be entitled in exchange for the product that will be transferred to the customer.
2.	Identify performance obligations
a.	At contract inception, management assesses the product promised in a contract with a customer and identifies each promise as a performance obligation to transfer to the customer either: a) A product (or a bundle of products) that is distinct b) A series of distinct products that are substantially the same and that have the same pattern of transfer to the customer
3.	Determined expected transaction price
a.	The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods to a customer
4.	Allocate to performance obligations
a.	Once the separate performance obligations are identified and the transaction price has been determined, management allocates the transaction price to the performance obligations in proportion to their standalone selling prices
5.	Recognize revenue upon transfer of control over goods
a.	management recognizes revenue only when it satisfies a performance obligation by transferring a promised good to a customer. A good or service is considered to be transferred when the customer obtains control.
b.	The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset.
c.	Control is assessed primarily from the customer’s perspective.

e)	Cost of Sales

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

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

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

During the period ended March 31, 2022 there were no stock based awards issued or outstanding.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

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

For the period ended March 31, 2022, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

3.	Share Capital

Preferred stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. As of March 31, 2022 and December 31, 2021, no shares of Preferred Stock were issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, the Company had 241,815,632 shares of common stock issued and outstanding.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

4.	Income Taxes

The Company has a net operating loss carried forward of approximately $3,721,096 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.

There was no income tax expense for the period ended March 31, 2022 and December 31, 2021. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Deferred tax assets
Net operating losses	(3,721,096)	$(3,702,218)
Deferred tax liability
Net deferred tax assets	781,430	777,466
Less valuation allowance	(781,430)	(777,466)
Deferred tax asset - net valuation allowance	—	$—

5.	Related Party Transaction

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

During the period ended March 31, 2022 and December 31, 2021, related parties loaned the company $21,815 and $91,529 respectively to pay for operating expenses. As at March 31, 2022 and December 31, 2021, the company owed its related parties $264,177 and $242,362 respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

The company has evaluated subsequent events for recognition and disclosure through June 24, 2022 which is the date the financial statements were available to be issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our auditors have issued a going concern opinion in the audited financial statements for the year ended December 31, 2021.

RESULTS OF OPERATIONS

WORKING CAPITAL

	March 31,	December 31,
	2022	2021

Current Assets	8,918	8,757
Current Liabilities	280,081	261,043
Working Capital (Deficit)	$(271,163)	$(252,286)

CASH FLOWS

	March 31,	December 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$(21,601)	$(136,724)
Cash Flows from (used in) Financing Activities	21,815	136,702
Net Increase (decrease) in Cash During Period	$214	$(21)

 OPERATING REVENUES

We have generated revenues of $105 and $6,180 for the period ended March 31, 2022 & December 31, 2021 respectively.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended March 31, 2022 were $18,929 compared with $33,812 for the three months ended March 31, 2021.  Operating expenses for the three months ended March 31, 2022 consisted of general and administrative expenses of $2,540 compared to $15,064 for the three months ended March 31, 2021, compensation expense of $12,606 compared to $15,466 for the three months ended March 31, 2021, and professional fees of $3,783 compared to $3,282 for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company recorded a net loss of ($18,878) compared with net loss of $(33,847) for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company's cash balance was $347 compared to cash balance of $143 at December 31, 2021. As of March 31, 2022, the Company's total assets were $8,918 compared to total assets of $8,757 as at December 31, 2021.

As of March 31, 2022, the Company had total liabilities of $280,081 compared with total liabilities of $261,043 as of December 31, 2021.  Liabilities as of March 31, 2022 consisted of accounts payable and accrued liabilities of $15,904 compared to $18,681 as of December 31, 2021; and due to related party of $264,177 compared to $242,362 as of December 31, 2021.

CASHFLOW FROM OPERATING ACTIVITIES

During the three months ended March 31, 2022 the Company used ($21,601) of cash for operating activities compared to the use of ($32,245) of cash for operating activities during the three months ended March 31, 2021.

CASHFLOW FROM FINANCING ACTIVITIES

During the three months ended March 31, 2022 the Company received cash from financing activities of $21,815 as compared to $33,029 during the three months ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter and may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

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

Dated: July 8, 2022	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: July 8, 2022	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President