Form 10-Q
period 2022-06-30
Cannonau Corp.
filed 2022-08-11
CIK 1410187

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

315-558-3702

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

At June 30, 2022, the number of shares of the Registrant’s common stock outstanding was 241,815,632.

PART 1: FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED JUNE 30, 2022

C O N T E N T S

CANNONAU CORP. Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS

Current Assets
Cash	$3,460	$143
Accounts Receivable	5,032	5,032
Inventory	3,492	3,582
Total Current Assets	11,984	8,757
Total Assets	$11,984	$8,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	16,644	18,681
Due to related party	294,698	242,362
Total current liabilities	311,342	261,043

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of June 30, 2022 and December 31, 2021.	—	—
Common stock (Authorized) 290,000,000 at Par Value $.001 issued and outstanding 241,815,632 as of June 30, 2022 and December 31, 2021.	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,181,117
Accumulated deficit	(3,749,291)	(3,702,218)
Total stockholders' deficit	(299,358)	(252,286)

Total liabilities and stockholders' deficit	$11,984	$8,757

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Sales	$122	$5,582	$227	$5,612
Cost of sales	(195)	(443)	(249)	(508)
Gross Profit	(73)	5,139	(22)	5,104

Operating expenses
General and administrative	3,331	9,877	5,911	24,941
Compensation and benefits	13,460	5,654	26,066	21,120
Professional fees	11,291	8,745	15,074	9,073
Consultancy services	—	—
Total operating expenses	28,082	24,276	47,051	55,134

Loss from Operations	$(28,155)	$(19,137)	$(47,073)	$(50,030)

Other expenses (income)	—	—

Net loss	$(28,155)	$(19,137)	$(47,073)	$(50,030)

Net loss per share (basic and diluted)	(0)	(0)	(0)	(0)

Weighted average shares outstanding	241,815,632	241,377,179	241,815,632	241,377,179

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows (Unaudited)

	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net loss	$(47,073)	$(50,030)
Adjustment for non-cash items;	—	—

Changes in operating assets and liabilities:
Accounts receivable	—	(5,032)
Inventory	91	—
Accounts payable and accrued liabilities	(2,037)	(3,154)
Net cash used in operating activities	(49,019)	(58,216)

Cash flows from investing activities
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from related party	52,336	58,690
Repayment to related party	—	—
Shares issued against consulting services	$—	$—
Net cash provided by financing activities	52,336	58,690
Increase (decrease) in cash	3,317	474
Cash at beginning of period	143	164
Cash at end of period	$3,460	$638

Supplemental cash flows disclosures:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	—	—
Shares issued to non-employees against consulting services	—	—

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Stockholders’ Deficit (Unaudited) For the Period Ended June 30, 2022 & 2021

	Preferred Stock		Common Stock			Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares		Amount
Balances, December 31, 2021	—	—	241,815,632		241,815	3,181,117	27,000	$(3,702,218)	$(252,286)
Net loss for six-months ended June 30, 2022	—	—	—	—	—	—	—	(47,073)	(47,073)
Balances, June 30, 2022	—	—	241,815,632		241,815	3,181,117	27,000	(3,749,291)	(299,358)

Balances, December 31, 2020	—	$—	241,377,178	$241,377		$3,136,382	$27,000	$(3,553,580)	$(148,821)
Net loss for six-months ended June 30, 2021	—	—	—	—	—	—	—	(50,030)	(50,030)
Balances, June 30, 2021	—	$—	241,377,178	$241,377		$3,136,382	$27,000	$(3,603,609)	$(198,850)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated sufficient revenues to date to cover its operating cost and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2022, the Company had minimal revenues and an accumulated deficit of $3,749,291. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE PERIOD ENDED JUNE 30, 2022

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

FOR THE PERIOD ENDED JUNE 30, 2022

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

During the period ended June 30, 2022 there were no stock based awards issued or outstanding.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

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

For the period ended June 30, 2022, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

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

3. Share Capital

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. As of June 30, 2022 and December 31, 2021, no shares of Preferred Stock were issued and outstanding.

Common stock

The company is authorized to issue 290,000,000 shares at par value of $.001 per share.

On May 21, 2019, the Company issued 100,000,000 shares of common stock to settle $5,000 in debt with a related party.

On November 5, 2019, the Company purchased and retired into treasury 15,000,000 Common Shares from Luniel De Beer for $2,000.

On January 23, 2020, the Company executed a 2,000 to 1 reverse stock split.  All shares and per share information has been retroactively adjusted to reflect this reverse stock split.

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

As of June 30, 2022 and December 31, 2021, the Company had 241,815,632 shares of common stock issued and outstanding.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,749,291 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.

There was no income tax expense for the period ended June 30, 2022 and December 31, 2021. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Deferred tax assets
Net operating losses	(3,749,291)	$(3,702,218)

Deferred tax liability
Net deferred tax assets	787,351	777,466
Less valuation allowance	(787,351)	(777,466)
Deferred tax asset - net valuation allowance	—	$—

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

During the six-months period ended June 30, 2022 and twelve-months period ended December 31, 2021, related parties loaned the company $52,336 and $91,529 respectively to pay for operating expenses. As at June 30, 2022 and December 31, 2021, the company owed its related parties $294,698 and $242,362 respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through August 11, 2022 which is the date the financial statements were available to be issued and has determined that except as given below, there are no items to disclose.

As on July 20, 2022, 11,848,966 shares of common stock were issued to Mr. Joseph C. Passalaqua, a Related Party of the Company in exchange for promissory note bearing debt of $11,848.96 due to him.

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

Our auditors have issued a going concern opinion in the audited financial statements for the year ended December 31, 2021.

RESULTS OF OPERATIONS

WORKING CAPITAL

	June 30,	December 31,
	2022	2021

Current Assets	11,983	8,757
Current Liabilities	311,342	261,043
Working Capital (Deficit)	$(299,359)	$(252,286)

CASH FLOWS

	June 30,	December 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$(49,019)	$(136,724)
Cash Flows from (used in) Financing Activities	52,336	136,702
Net Increase (decrease) in Cash During Period	$3,317	$(21)

 OPERATING REVENUES

We have generated revenues of $122 and $5,582 for three-months ended June 30, 2022 & June 30, 2021 respectively.

We have generated revenues of $227 and $5,612 for six-months ended June 30, 2022 & June 30, 2021 respectively.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended June 30, 2022 were $28,082 compared with $24,276 for the three months ended June 30, 2021.  Operating expenses for the three months ended June 30, 2022 consisted of general and administrative expenses of $3,331 compared to $9,877 for the three months ended June 30, 2021, compensation expense of $13,460 compared to $5,654 for the three months ended June 30, 2021, and professional fees of $11,291 compared to $8,745 for the three months ended June 30, 2021.

Operating expenses for the six months ended June 30, 2022 were $47,051 compared with $55,134 for the six months ended June 30, 2021.  Operating expenses for the six months ended June 30, 2022 consisted of general and administrative expenses of $5,911 compared to $24,941 for the six months ended June 30, 2021, compensation expense of $26,066 compared to $21,120 for the six months ended June 30, 2021, and professional fees of $15,074 compared to $9,073 for the six months ended June 30, 2021.

During the three months ended June 30, 2022, the Company recorded a net loss of ($28,155) compared with net loss of $(19,137) for the three months ended June 30, 2021.

During the six months ended June 30, 2022, the Company recorded a net loss of ($47,073) compared with net loss of $(50,030) for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company's cash balance was $3,460 compared to cash balance of $143 at December 31, 2021. As of June 30, 2022, the Company's total assets were $11,984 compared to total assets of $8,757 as at December 31, 2021.

As of June 30, 2022, the Company had total liabilities of $311,342 compared with total liabilities of $261,043 as of December 31, 2021.  Liabilities as of June 30, 2022 consisted of accounts payable and accrued liabilities of $16,644 compared to $18,681 as of December 31, 2021; and due to related party of $294,698 compared to $242,362 as of December 31, 2021.

CASHFLOW FROM OPERATING ACTIVITIES

During the six months ended June 30, 2022 the Company used ($49,019) of cash for operating activities compared to the use of ($58,216) of cash for operating activities during the six months ended June 30, 2021.

CASHFLOW FROM FINANCING ACTIVITIES

During the six months ended June 30, 2022 the Company received cash from financing activities of $52,336 as compared to $58,690 during the six months ended June 30, 2021.

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

Dated: August 11, 2022	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: August 11, 2022	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President