Form 10-Q
period 2022-09-30
Cannonau Corp.
filed 2022-11-14
CIK 1410187

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At September 30, 2022, the number of shares of the Registrant’s common stock outstanding was 253,664,598.

PART 1: FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

C O N T E N T S

CANNONAU CORP. Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS

Current Assets
Cash	$1,293	$143
Accounts Receivable	5,032	5,032
Inventory	3,836	3,582
Total Current Assets	10,161	8,757
Total Assets	$10,161	$8,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	19,093	18,681
Due to related party	307,542	242,362
Total current liabilities	326,635	261,043

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of September 30, 2022 and December 31, 2021.	—	—
Common stock (Authorized) 290,000,000 at Par Value $.001 issued and outstanding 253,664,598 as of September 30, 2022 and 241,815,632 as of December 31, 2021.	253,664	241,815
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,181,117
Accumulated deficit	(3,778,255)	(3,702,218)
Total stockholders' deficit	(316,474)	(252,286)

Total liabilities and stockholders' deficit	$10,161	$8,757

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Sales	$—	$93	$227	$5,705
Cost of sales	—	(148)	(249)	(656)
Gross profit (loss)	—	(55)	(22)	5,049

Operating expenses
General and administrative	4,709	1,763	10,620	26,703
Compensation and benefits	12,710	15,795	38,776	36,915
Professional fees	11,545	1,803	26,619	10,876
Consultancy services	—	—
Total operating expenses	28,964	19,361	76,015	74,494

Loss from Operations	$(28,964)	$(19,416)	$(76,037)	$(69,445)

Other expenses (income)	—	—

Net loss	$ (28,964)	$(19,416)	$(76,037)	$(69,445)

Net loss per share (basic and diluted)	(0)	(0)	(0)	(0)

Weighted average shares outstanding	251,217,529	241,377,179	244,984,037	241,377,179

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows (Unaudited)

	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net loss	$(76,037)	$(69,445)
Adjustment for non-cash items;	—	—

Changes in operating assets and liabilities:
Accounts receivable	—	(5,033)
Inventory	(254)	—
Accounts payable and accrued liabilities	412	(166)
Net cash used in operating activities	(75,879)	(74,644)

Cash flows from investing activities
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from related party	65,180	75,875
Repayment to related party	—	—
Shares issued against debt	$11,849	$—
Net cash provided by financing activities	77,029	75,875
Increase (decrease) in cash	1,150	1,231
Cash at beginning of period	143	164
Cash at end of period	$1,293	$1,394

Supplemental cash flows disclosures:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	$11,849	—
Shares issued to non-employees against consulting services	—	—

The accompanying notes are an integral part of these financial statements.

	Preferred Stock		Common Stock		Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	—	—	241,815,632	241,815	3,181,117	27,000	$(3,702,218)	$(252,286)
Shares issued against debt	—	—	11,848,966	11,849	—	—	—	11,849
Net loss for nine-months ended September 30, 2022	—	—	—	—	—	—	(76,037)	(76,037)
Balances, September 30, 2022	—	—	253,664,598	253,664	3,181,117	27,000	(3,778,255)	(316,474)

Balances, December 31, 2020	—	$—	241,377,178	$241,377	$3,136,382	$27,000	$(3,553,580)	$(148,821)
Net loss for nine -months ended September 30, 2021	—	—	—	—	—	—	(69,445)	(69,445)
Balances, September 30, 2021	—	$—	241,377,178	$241,377	$3,136,382	$27,000	$(3,623,026)	$(218,267)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated sufficient revenues to date to cover its operating cost and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2022, the Company had minimal revenues and an accumulated deficit of $3,778,255. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

During the period ended September 30, 2022 there were no stock based awards issued or outstanding.

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

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

j)	Income taxes (continued)

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

For the period ended September 30, 2022, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

3. Share Capital

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. As of September 30, 2022 and December 31, 2021, no shares of Preferred Stock were issued and outstanding.

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

On July 20, 2022, convertible notes to related parties of $11,849 were converted into 11,848,966 shares of common stock.

As of September 30, 2022 and December 31, 2021, the Company had 253,664,598 and 241,815,632 shares of common stock issued and outstanding respectively.

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,778,255 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.

There was no income tax expense for the period ended September 30, 2022 and December 31, 2021. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021

Deferred tax assets
Net operating losses	(3,778,255)	$(3,702,218)
Deferred tax liability
Net deferred tax assets	793,434	777,466
Less valuation allowance	(793,434)	(777,466)
Deferred tax asset - net valuation allowance	—	$—

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

During the nine-months period ended September 30, 2022 and twelve-months period ended December 31, 2021, related parties loaned the company $65,180 and $91,529 respectively to pay for operating expenses. As at September 30, 2022 and December 31, 2021, the company owed its related parties $307,542 and $242,362 respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through November 07, 2022 which is the date the financial statements were available to be issued and has determined that there are no items to disclose.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

Our auditors have issued a going concern opinion in the audited financial statements for the year ended December 31, 2021.

RESULTS OF OPERATIONS

WORKING CAPITAL

	September 30,	December 31,
	2022	2021

Current Assets	10,161	8,757
Current Liabilities	326,635	261,043
Working Capital (Deficit)	$(316,474)	$(252,286)

CASH FLOWS

	September 30,	December 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$(75,879)	$(136,724)
Cash Flows from (used in) Financing Activities	77,029	136,702
Net Increase (decrease) in Cash During Period	$1,150	$(21)

 OPERATING REVENUES

We have generated revenues of $0 and $93 for three-months ended September 30, 2022 & September 30, 2021 respectively.

We have generated revenues of $227 and $5,705 for nine-months ended September 30, 2022 & September 30, 2021 respectively.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended September 30, 2022 were $28,964 compared with $19,361 for the three months ended September 30, 2021.  Operating expenses for the three months ended September 30, 2022 consisted of general and administrative expenses of $4,709 compared to $1,763 for the three months ended September 30, 2021, compensation expense of $12,710 compared to $15,795 for the three months ended September 30, 2021, and professional fees of $11,545 compared to $1,803 for the three months ended September 30, 2021.

Operating expenses for the nine months ended September 30, 2022 were $76,015 compared with $74,494 for the nine months ended September 30, 2021.  Operating expenses for the nine months ended September 30, 2022 consisted of general and administrative expenses of $10,620 compared to $26,703 for the nine months ended September 30, 2021, compensation expense of $38,776 compared to $36,915 for the nine months ended September 30, 2021, and professional fees of $26,619 compared to $10,876 for the nine months ended September 30, 2021.

During the three months ended September 30, 2022, the Company recorded a net loss of ($28,964) compared with net loss of $(19,416) for the three months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company recorded a net loss of ($76,037) compared with net loss of $(69,445) for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company's cash balance was $1,293 compared to cash balance of $143 at December 31, 2021. As of September 30, 2022, the Company's total assets were $10,161 compared to total assets of $8,757 as at December 31, 2021.

As of September 30, 2022, the Company had total liabilities of $326,635 compared with total liabilities of $261,043 as of December 31, 2021.  Liabilities as of September 30, 2022 consisted of accounts payable and accrued liabilities of $19,093 compared to $18,681 as of December 31, 2021; and due to related party of $307,542 compared to $242,362 as of December 31, 2021.

CASHFLOW FROM OPERATING ACTIVITIES

During the nine months ended September 30, 2022 the Company used ($75,879) of cash for operating activities compared to the use of ($74,644) of cash for operating activities during the nine months ended September 30, 2021.

CASHFLOW FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2022 the Company received cash from financing activities of $77,029 as compared to $75,875 during the nine months ended September 30, 2021.

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

Dated: November 14, 2022	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: November 14, 2022	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President