Form 10-K
period 2022-12-31
Cannonau Corp.
filed 2023-03-03
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2022, was $435,310.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date ..241,815,632 shares of common stock are outstanding as of December 31, 2022.

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

FISCAL YEAR ENDED DECEMBER 31, 2022:	High	Low
December 31, 2022	$0.03	$0.02
September 30. 2022	$0.03	$0.02
June 30, 2022	$0.06	$0.03
March 31, 2022	$0.05	$0.03

FISCAL YEAR ENDED DECEMBER 31, 2021:
December 31, 2021	$0.061	$0.05
September 30. 2021	$0.095	$0.09
June 30, 2021	$0.17	$0.14
March 31, 2021	$11.15	$9.6

SHAREHOLDERS OF RECORD

As of December31, 2022, there were 22shareholders of record of our common stock, not including holders who hold their shares in street name.

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

As of December 31, 2022, there were 241,815,632shares of our common stock issued and outstanding.

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

Overview

Cannonau Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007. The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has minimal operation. The Company has a December 31 year end. As of December 31, 2022, the issued and outstanding shares of common stock totaled 241,815,632.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2022	2021
Current Assets	$ 9,025	$ 8,757
Current Liabilities	347,260	261,043
Working Capital (Deficit)	$(338,235)	$(252,286)

Cash Flows

	December 31,	December 31,
	2022	2021
Cash Flows from (used in) Operating Activities	$(87,448)	$ (136,724)
Cash Flows from (used in) Financing Activities	87,462	136,702
Net Increase (decrease) in Cash During Period	$14	$94

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

REVENUES

We have generated revenues of $227and $6,180 for the years ended December 31, 2022 and 2021.

OPERATIONS AND ADMINISTRATIVE EXPENSES

Operating expenses for the year ended December 31, 2022 were $86,086 compared with $150,050for the year ended December 31, 2021.  The decrease in operating expenses for 2022 consisted of decrease in general and administrative expenses for the year ended December 31, 2022 of $9,915 from $26,065 for the year ended December 31, 2021; a decrease in compensation and benefits to $44,056 for the year ended December 31, 2022 from $49,468 for the year ended December 31, 2021; andan increase in legal and professionals of $32,116 for the year ended December 31, 2022 from $29,344 for the year ended December 31, 2021 and decrease of consultancy services cost of $0 in the year ended December 31 2022 as compared to $45,173 in the year ended December 31, 2021.

During the year ended December 31, 2022, the Company recorded a net loss of $85,950 compared with net loss of $148,638for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, the Company's cash balance was $157 compared to cash balance of $143 as at December 31, 2021. As of December 31, 2022, the Company's total assets were $9,025 compared to total assets of $8,757 as at December 31, 2021.  The increase in total assets for the year ended December 31, 2022 as compared to the year ended December 31, 2021 consisted of $14 increase in cash balance and anincrease in inventory for the year ended December 31, 2022 of $3,836 from $3,582 for the year ended December 31, 2021.

As of December 31, 2022, the Company had total liabilities of $335,411compared with total liabilities of $261,043 at December 31, 2021.  The increase in total liabilities for the year ended December 31, 2022 consisted of a decrease in accounts payable for the year ended December 31, 2022 of $17,436from $18,681 for the year ended December 31, 2021; and an increase in due to related party for the year ended December 31, 2022 of $317,975 from $242,362 for the year ended December 31, 2021.

As of December 31, 2022, the Company has a working capital of ($326,386) compared with working capital of ($252,286) at December 31, 2021.

Cashflow from Operating Activities

During the year ended December 31, 2022 the Company used ($87,448) of cash for operating activities compared to ($136,724)of cash used by operating activities during the year ended December 31, 2021.  The decrease in net cash used in operating activity for the year ended December 31, 2022 consisted of decrease in net loss for the year ended December 31, 2022 of $(85,950) from $(148,638) for the year ended December 31, 2021; increase in inventory for the year ended December 31, 2022 of $254 from the decrease of $15,592 for the year ended December 31, 2021; and decrease in accounts payable and accrued liabilities for the year ended December 31, 2022 of $1,245from an increase of $1,355 for the year ended December 31, 2021.

Cashflow from Financing Activities

During the years ended December 31, 2022 the Company's net cash provided by financing activity was $87,462compared to $136,702 cash provided by financing for year ended December31, 2021. The decrease in net cash provided by financing activity for the year ended December 31, 2022 consisted of decrease in proceeds from related party for the year ended December 31, 2022 of $87,462(net) from $91,529 (net) for the year ended December 31, 2021; and a decrease of $0 in the issuance of common stock for the year ended December 31, 2022 as compared to issuance of $45,173for the year ended December 31, 2021.

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

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period. During the year ended December 31, 2022& 2021, no stock compensation was issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

C O N T E N T S

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cannonau Corp

937 Old Seneca Turnpike Road

Skaneateles, NY 13252-9318

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannonau Corp (the Company) as of December 31, 2022 and December 31, 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception, has a shareholder deficit, and the Company and has not generated sufficient revenues to date to cover its operating costs – these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

We have served as the Company’s auditor since 2022.

Houston, Texas

March 3, 2023 PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

CANNONAU CORP. Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS

Current Assets
Cash	$157	$143
Accounts Receivable	5,032	5,032
Inventory	3,836	3,582
Total Current Assets	9,025	8,757
Total Assets	$9,025	$8,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$17,436	$18,681
Due to related party	329,824	242,362
Total current liabilities	347,260	261,043

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of December 31, 2022 and 2021.	—	—
Common stock (Authorized) 290,000,000 at Par Value $.001 shares issued and outstanding 241,815,632 as of December 31, 2022 and 2021.	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,181,117
Accumulated deficit	(3,788,168)	(3,702,218)
Total stockholders' deficit	(338,236)	(252,286)

Total liabilities and stockholders' deficit	$9,025	$8,757

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations For the Year Ended December 31, 2022& 2021

	December 31, 2022	December 31, 2021

Sales	$227	$6,180
Cost of sales	91	4,768
Gross Profit	137	1,412

Operating expenses
General and administrative	9,915	26,065
Compensation and benefits	44,056	49,468
Professional fees	32,116	29,344
Consultancy services	—	45,173
Total operating expenses	86,086	150,050

Loss from Operations	(85,950)	(148,638)

Other expenses (income)	—	—

Net loss	(85,950)	$(148,638)

Net loss per share (basic and diluted)	(0)	(0)

Weighted average shares outstanding	241,815,632	241,377,178

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows For the Year Ended December 31, 2022& 2021

	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss	$(85,950)	$(148,638)
Adjustment for non-cash items;	—	—

Changes in operating assets and liabilities:
Accounts receivable	—	(5,032)
Inventory	(254)	15,592
Accounts payable and accrued liabilities	(1,245)	1,355
Net cash used in operating activities	(87,448)	(136,724)

Cash flows from investing activities
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from related party	87,462	91,529
Repayment to related party	—	—
Shares issued against consulting services	$—	$45,173
Net cash provided by financing activities	87,462	136,702
Increase (decrease) in cash	14	(21)
Cash at beginning of year	143	164
Cash at end of year	157	143

Supplemental cash flows disclosures:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	—	—
Shares issued to non-employees against consulting services	—	45,173

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Stockholders’ Deficit For the Year Ended December 31, 2022& 2021

	Preferred Stock		Common Stock		Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	—	241,377,178	$241,377	$3,136,382	$27,000	$(3,553,580)	$(148,821)
Shares issued to non-employees against consultancy			438,454	$438	$44,735			$45,173
Net loss for the year	—	—	—	—	—	—	(148,638)	(148,638)
Balances, December 31, 2021	—	—	241,815,632	241,815	3,181,117	27,000	(3,702,218)	(252,286)

Balances, December 31, 2021	—	—	241,815,632	$241,812	$3,181,117	$27,000	$(3,702,218)	$(252,286)
Net loss for the year	—	—	—	—	—	—	(85,950)	(85,950)
Balances, December 31, 2022	—	—	241,815,632	241,815	3,181,117	27,000	(3,788,168)	(338,236)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated sufficient revenues to date to cover its operating cost and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2022, the Company had minimal revenues and an accumulated deficit of $3,788,168 and a working capital of deficit of $238,336. As of December 31, 2021, the Company had minimal revenues and an accumulated deficit of $3,788,168 and a working capital of deficit of $238,336. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CANNONAU CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

2. Summary of Significant Accounting Policies (continued)

d)	Revenue Recognition (continued)

2.	Identify performance obligations
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

CANNONAU CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

2. Summary of Significant Accounting Policies (continued)

g)	Financial Instruments (continued)

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

During the year ended December 31, 2022, and 2021, there were no stock based awards issued or outstanding.

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

For the years ended December 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

CANNONAU CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

2. Summary of Significant Accounting Policies (continued)

k)	Commitments and contingencies (continued)

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

As of December 31, 2022 & 2021, the Company had 241,815,632 shares of common stock issued and outstanding.

CANNONAU CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,788,168 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.

There was no income tax expense for the years ended December 31, 2022 and 2021. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at December 31, 2022& 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating losses	(3,788,168)	$(3,702,218)
Deferred tax liability
Net deferred tax assets	795,515	777,466
Less valuation allowance	(795,515)	(777,466)
Deferred tax asset - net valuation allowance	—	$—

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

During the year ended December 31, 2022, related parties loaned the company $ 87,462 to pay for operating expenses. As at December 31, 2022 and 2021, the company owed its related parties $329,824 and $242,362 respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through February25, 2023 which is the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2022, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2022. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2023 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2021 and/or December 31, 2022 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Carman J. Carbona	59	Chief Executive & Chief Financial Officer and Director	2018

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2022, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Carman J. Carbona	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Carman J. Carbona	2021	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2022	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2021 and December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2022 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock; the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2022	2021
Audit fees	$15,830	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2023

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)