Form 10-Q
period 2023-03-31
Cannonau Corp.
filed 2023-05-12
CIK 1410187

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At March 31, 2023, the number of shares of the Registrant’s common stock outstanding was 241,815,632.

PART 1: FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED MARCH 31, 2023

C O N T E N T S

CANNONAU CORP. Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS

Current Assets
Cash	$7	$157
Accounts Receivable	5,032	5,032
Inventory	3,836	3,836
Total Current Assets	8,875	9,025
Total Assets	$8,875	$9,025

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	26,971	17,436
Due to related party	330,872	329,824
Total current liabilities	357,843	347,260

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of March 31, 2023 and December 31, 2022.	—	—
Common stock (Authorized) 290,000,000 at Par Value $.001 issued and outstanding 241,815,632 as of March 31, 2023 and December 31, 2022.	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,181,117
Accumulated deficit	(3,798,900)	(3,788,168)
Total stockholders' deficit	(348,968)	(338,236)

Total liabilities and stockholders' deficit	$8,875	$9,025

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations (Unaudited)

	March 31, 2023	March 31, 2022

Sales	$—	$105
Cost of sales	—	(54)
Gross Profit	—	51

Operating expenses
General and administrative	1,409	2,580
Compensation and benefits	—	12,606
Professional fees	9,323	3,783
Consultancy services	—	—
Total operating expenses	10,732	(18,969)

Loss from Operations	(10,732)	(18,918)

Other expenses (income)	—	—

Net loss	(10,732)	$(18,918)

Net loss per share (basic and diluted)	(0)	(0)

Weighted average shares outstanding	241,815,632	241,377,178

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows (Unaudited)

	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net loss	$(10,732)	$(18,918)
Adjustment for non-cash items;	—	—

Changes in operating assets and liabilities:
Accounts receivable	—	—
Inventory	—	54
Accounts payable and accrued liabilities	9,534	(2,777)
Net cash used in operating activities	(1,198)	(21,641)

Cash flows from investing activities
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from related party	1,048	21,855
Repayment to related party	—	—
Shares issued against debt	$—	$—
Net cash provided by financing activities	1,048	21,855
Increase (decrease) in cash	(150)	214
Cash at beginning of period	157	143
Cash at end of period	$7	$357

Supplemental cash flows disclosures:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	—	—
Shares issued to non-employees against consulting services	—	—

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Stockholders’ Deficit (Unaudited) For the Period Ended March 31, 2023 & 2022

	Preferred Stock		Common Stock		Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	—	—	241,815,632	241,815	3,181,117	27,000	$(3,788,168)	$(338,236)
Net loss for three-months ended March 31, 2023	—	—	—	—	—	—	(10,732)	(10,732)
Balances, March 31, 2023	—	—	241,815,632	241,815	3,181,117	27,000	(3,798,900)	(348,968)

Balances, December 31, 2021	—	$—	241,815,632	$241,815	$3,181,117	$27,000	$(3,702,218)	$(252,286)
Net loss for three -months ended March 30, 2022	—	—	—	—	—	—	(18,918)	(18,918)
Balances, March 31, 2022	—	$—	241,815,632	$241,815	$3,181,117	$27,000	$(3,721,136)	$(271,204)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated sufficient revenues to date to cover its operating cost and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2023 & December 31, 2022, the Company had minimal revenues and an accumulated deficit of $3,798,900 & 3,788,168 respectively. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE PERIOD ENDED MARCH 31, 2023

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

FOR THE PERIOD ENDED MARCH 31, 2023

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

During the period ended March 31, 2023 there were no stock based awards issued or outstanding.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

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

For the period ended March 31, 2023, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE PERIOD ENDED MARCH 31, 2023

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

3. Share Capital

Preferred stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. As of March 31, 2023 and December 31, 2022, no shares of Preferred Stock were issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, the Company had 241,815,632 shares of common stock issued and outstanding respectively.

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,798,900 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.

There was no income tax expense for the period ended March 31, 2023 and December 31, 2022. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Deferred tax assets
Net operating losses	(3,798,900)	$(3,788,168)
Deferred tax liability
Net deferred tax assets	797,769	795,515
Less valuation allowance	(797,769)	(795,515)
Deferred tax asset - net valuation allowance	—	$—

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

During the three-months period ended March 31, 2023 and twelve-months period ended December 31, 2022, related parties loaned the company $1,048 and $87,462 respectively to pay for operating expenses. As at March 31, 2023 and December 31, 2022, the company owed its related parties $330,872 and $329,824 respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through May 10, 2023 which is the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

Our auditors have issued a going concern opinion in the audited financial statements for the year ended December 31, 2022.

RESULTS OF OPERATIONS

WORKING CAPITAL

	March 31,	December 31,
	2023	2022

Current Assets	8,875	9,025
Current Liabilities	357,842	347,260
Working Capital (Deficit)	$(348,967)	$(338,236)

CASH FLOWS

	March 31,	December 31,
	2023	2022

Cash Flows from (used in) Operating Activities	$(1,198)	$(87,448)
Cash Flows from (used in) Financing Activities	1,048	87,462
Net Increase (decrease) in Cash During Period	$(150)	$14

 OPERATING REVENUES

We have generated revenues of $0 and $105 for three-months ended March 31, 2023 & March 31, 2022 respectively.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended March 31, 2023 were $10,732 compared with $18,969 for the three months ended March 31, 2022.  Operating expenses for the three months ended March 31, 2023 consisted of general and administrative expenses of $1,409 compared to $2,580 for the three months ended March 31, 2022, compensation expense of $0 compared to $12,606 for the three months ended March 31, 2022, and professional fees of $9,323 compared to $3,783 for the three months ended March 31, 2022.

During the three months ended March 31, 2023, the Company recorded a net loss of ($10,732) compared with net loss of ($18,918) for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company's cash balance was $7 compared to cash balance of $157 at December 31, 2022. As of March 31, 2023, the Company's total assets were $8,875 compared to total assets of $9,025 as at December 31, 2022.

As of March 31, 2023, the Company had total liabilities of $357,842 compared with total liabilities of $347,260 as of December 31, 2022.  Liabilities as of March 31, 2023 consisted of accounts payable and accrued liabilities of $26,971 compared to $17,436 as of December 31, 2022; and due to related party of $330,872 compared to $329,824 as of December 31, 2022.

CASHFLOW FROM OPERATING ACTIVITIES

During the three months ended March 31, 2023 the Company used ($1,198) of cash for operating activities compared to the use of ($21,641) of cash for operating activities during the three months ended March 31, 2022.

CASHFLOW FROM FINANCING ACTIVITIES

During the three months ended March 31, 2023 the Company received cash from financing activities of $1,048 as compared to $21,855 during the three months ended March 31, 2022.

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

Dated: May 12, 2023	Cannonau Corp.

By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Executive Officer and President

Dated: May 12, 2023	Cannonau Corp.
By: /s/Carmen J. Carbona
Carmen J. Carbona, Chief Financial Officer and President