Form 10-K/A
period 2021-12-31
Cannonau Corp.
filed 2023-06-13
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A 2

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

This Amendment No. 2 to the Annual Report on Form 10-K of Cannonau Corp. (the "Company") for the fiscal year ended on December 31, 2021, as originally filed on May 05, 2022 (such Annual Report on Form 10-K being referred to as the "Annual Report," and Amendment No. 1 as "Amendment No. 1"), was filed on June 24, 2022 solely to incorporate audit report along with audited financial statements. This Amendment No. 2 is being filed solely to complete the information missing in Item 12 Security Ownership of Certain Beneficial Owners and Management  It is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on December 31, 2021.

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

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Carman J. Carbona	Common	220,050,000	91%
937 Old Seneca Turnpike
Skaneateles, NY 13152

All Directors and officers as a group (1 member)	Common	0	0

(1) Carman J. Carbona, our CEO, is the sole member of Aqua Marine Holdings, LLC a Utah limited liability company that owns 220,050,000 Common Share of the Company which accounts for 91% off all issue and outstanding shares.

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

The following exhibits are filed as part of this Form 10-K/A 2:

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2023.

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)