Form 10-K/A
period 2022-12-31
Cannonau Corp.
filed 2023-06-13
CIK 1410187

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date .241,815,632 shares of common stock are outstanding as of December 31, 2022.

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

This Amendment to the Annual Report on Form 10-K of Cannonau Corp. (the "Company") for the fiscal year ended on December 31, 2022, as originally filed on March 3, 2023 (such Annual Report on Form 10-K being referred to as the "Annual Report." This Amendment is being filed solely to complete the information missing in Item 12 Security Ownership of Certain Beneficial Owners and Management  It is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above. Accordingly, this Amendment should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on December 31, 2022.

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2023

Cannonau Corp.

By:	/ s/ Carmen J. Carbona
Carmen J. Carbona
Chief Executive Officer
(Principal executive officer)