Form 10-Q
period 2023-09-30
Cannonau Corp.
filed 2023-11-13
CIK 1410187

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-145876

CANNONAU CORP.

(Exact name of registrant as specified in its charter)

Nevada	84-2870437
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

Upper St. Mary’s Street
St. John’s, ANTIGUA WEST-INDIES
+31.651582511
(Address and phone number of principal executive office)

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

At September 30, 2023, the number of shares of the Registrant’s common stock outstanding was 241,815,632.

PART 1: FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

C O N T E N T S

CANNONAU CORP. Balance Sheets

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS

Current Assets
Cash	$61	$157
Accounts Receivable	5,032	5,032
Inventory	3,836	3,836
Total Current Assets	8,929	9,025
Total Assets	$8,929	$9,025

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	18,379	17,436
Due to related party	353,183	329,824
Total current liabilities	371,562	347,260

Stockholders' deficit
Preferred stock (Authorized) 10,000,000 at Par Value $.001, issued and outstanding nil as of September 30, 2023 and December 31, 2022.	—	—
Common stock (Authorized) 290,000,000 at Par Value $.001 issued and outstanding 241,815,632 as of September 30, 2023 and December 31, 2022.	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid in capital	3,181,117	3,181,117
Accumulated deficit	(3,812,565)	(3,788,168)
Total stockholders' deficit	(362,633)	(338,236)

Total liabilities and stockholders' deficit	$8,929	$9,025

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Sales	—	—	—	$227
Cost of sales	—	—	—	(249)
Gross Profit	—	—	—	(22)

Operating expenses
General and administrative	532	4,709	3,370	10,620
Compensation and benefits	—	12,710	—	38,776
Professional fees	5,466	11,545	21,027	26,619
Consultancy services	—	—	—	—
Total operating expenses	5,998	28,964	24,397	76,015

Loss from Operations	$(5,998)	$(28,964)	$(24,397)	$(76,037)

Other expenses (income)	—	—	—	—

Net loss	$(5,998)	$(28,964)	$(24,397)	$(76,037)

Net loss per share (basic and diluted)	(0)	(0)	(0)	(0)

Weighted average shares outstanding	241,815,632	251,217,529	241,815,632	244,984,037

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Cashflows (Unaudited)

	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net loss	$(24,397)	$(76,037)
Adjustment for non-cash items;	—	—

Changes in operating assets and liabilities:
Accounts receivable	—	—
Inventory	—	(254)
Accounts payable and accrued liabilities	943	412
Advances from related party	23,359	65,180
Net cash used in operating activities	(96)	(10,699)

Cash flows from investing activities
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Loan from related party	—	—
Repayment to related party	—	—
Shares issued against debt	$—	$11,849
Net cash provided by financing activities	—	$11,849
Increase (decrease) in cash	(96)	1,150
Cash at beginning of period	157	143
Cash at end of period	$61	$1,293

Supplemental cash flows disclosures:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental non-cash financing activities
Shares issued to convert amounts due to related party	—	$11,849
Shares issued to non-employees against consulting services	—	—

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP. Statement of Stockholders’ Deficit (Unaudited) For the Period Ended September 30, 2023 & 2022

	Preferred Stock		Common Stock			Additional Paid in Capital	Common Stock Issuable	Accumulated Deficit	Total
	Shares	Amount	Shares		Amount
Balances, December 31, 2022	—	—	241,815,632		241,815	3,181,117	27,000	$(3,788,168)	$(338,236)
Net loss for nine -months ended September 30, 2023	—	—	—	—	—	—	—	(24,397)	(24,397)
Balances, September 30, 2023	—	—	241,815,632		241,815	3,181,117	27,000	(3,812,565)	(362,633)

Balances, December 31, 2021	—	$—	241,815,632	$241,815		$3,181,117	$27,000	$(3,702,218)	$(252,286)
Shares issued against debt			11,848,966	11,849					11,849
Net loss for nine -months ended September 30, 2022	—	—	—	—	—	—	—	(76,037)	(76,037)
Balances, September 30, 2022	—	$—	253,664,598	$253,664		$3,181,117	$27,000	$(3,778,255)	$(316,474)

The accompanying notes are an integral part of these financial statements.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated sufficient revenues to date to cover its operating cost and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2023 & December 31, 2022, the Company had minimal revenues and an accumulated deficit of $3,812,565 & 3,788,168 respectively. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

During the period ended September 30, 2023 there were no stock based awards issued or outstanding.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

For the period ended September 30, 2023, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

3. Share Capital

Preferred stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. As of September 30, 2023 and December 31, 2022, no shares of Preferred Stock were issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, the Company had 241,815,632 shares of common stock issued and outstanding respectively.

CANNONAU CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,812,565 available to offset taxable income in future years which commence expiring in fiscal 2027.  The Company is subject to United States federal and state income taxes at an approximate rate of 21%.

There was no income tax expense for the period ended September 30, 2023 and December 31, 2022. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022

Deferred tax assets
Net operating losses	(3,812,565)	$(3,788,168)
Deferred tax liability
Net deferred tax assets	800,639	795,515
Less valuation allowance	(800,639)	(795,515)
Deferred tax asset - net valuation allowance	—	$—

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

During the nine-months period ended September 30, 2023 and twelve-months period ended December 31, 2022, related parties loaned the company $23,359 and $87,462 respectively to pay for operating expenses. As at September 30, 2023 and December 31, 2022, the company owed its related parties $353,183 and $329,824 respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through November 07, 2023 which is the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

Our auditors have issued a going concern opinion in the audited financial statements for the year ended December 31, 2022.

RESULTS OF OPERATIONS

WORKING CAPITAL

	September 30,	December 31,
	2023	2022

Current Assets	8,929	9,025
Current Liabilities	371,562	347,260
Working Capital (Deficit)	$(362,633)	$(338,236)

CASH FLOWS

	September 30,	December 31,
	2023	2022

Cash Flows from (used in) Operating Activities	$(96)	$(87,448)
Cash Flows from (used in) Financing Activities	—	87,462
Net Increase (decrease) in Cash During Period	$(96)	$14

 OPERATING REVENUES

We have generated revenues of $0 for the three-months ended September 30, 2023 & September 30, 2022 respectively.

We have generated revenues of $0 and $227 for nine-months ended September 30, 2023 & September 30, 2022 respectively.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended September 30, 2023 were $5,998 compared with $28,964 for the three months ended September 30, 2022.  Operating expenses for the three months ended September 30, 2023 consisted of general and administrative expenses of $532 compared to $4,709 for the three months ended September 30, 2022, compensation expense of $0 compared to $12,710 for the three months ended September 30, 2022, and professional fees of $5,466 compared to $11,545 for the three months ended September 30, 2022.

Operating expenses for the nine months ended September 30, 2023 were $24,397 compared with $76,015 for the nine months ended September 30, 2022. Operating expenses for the nine months ended September 30, 2023 consisted of general and administrative expenses of $3,370 compared to $10,620 for the nine months ended September 30, 2022, compensation expense of $0 compared to $38,776 for the nine months ended September 30, 2022, and professional fees of $21,027 compared to $26,619 for the nine months ended September 30, 2022.

During the three months ended September 30, 2023, the Company recorded a net loss of ($5,998) compared with net loss of ($28,964) for the three months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company recorded a net loss of ($24,397) compared with net loss of ($76,037) for the nine months September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, the Company's cash balance was $61 compared to cash balance of $157 at December 31, 2022. As of September 30, 2023, the Company's total assets were $8,929 compared to total assets of $9,025 as at December 31, 2022.

As of September 30, 2023, the Company had total liabilities of $371,562 compared with total liabilities of $347,260 as of December 31, 2022.  Liabilities as of September 30, 2023 consisted of accounts payable and accrued liabilities of $18,379 compared to $17,436 as of December 31, 2022; and due to related party of $353,183 compared to $329,824 as of December 31, 2022.

CASHFLOW FROM OPERATING ACTIVITIES

During the nine months ended September 30, 2023 the Company used ($96) of cash for operating activities compared to cash ($10,699) used in from operating activities during the nine months ended September 30, 2022.

CASHFLOW FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2023 the Company received cash from financing activities of $0 as compared to $11,849 during the nine months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Markwin Maring, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

Dated: November 13, 2023	Cannonau Corp.

By: /s/Markwin Maring
Markwin Maring, Chief Executive Officer and President

Dated: November 13, 2023	Cannonau Corp.
By: /s/Markwin Maring
Markwin Maring, Chief Financial Officer and Director