Form 10-K
period 2023-12-31
Cannonau Corp.
filed 2024-04-12
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 12, 2024, was $412,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date ..241,377,178 shares of common stock are outstanding as of April 12, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "CNNC". The following table sets forth the high and low-price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2023:	High	Low
December 31, 2023	$0.02	$0.01
September 30. 2023	$0.02	$0.01
June 30, 2023	$0.02	$0.01
March 31, 2023	$0.02	$0.02

FISCAL YEAR ENDED DECEMBER 31, 2022:
December 31, 2022	$0.01	0.00
September 30, 2022	$0.01	$0.00
June 30, 2022	$0.01	$0.00
March 31, 2022	$0.01	$0.00

SHAREHOLDERS OF RECORD

As of April 12, 2024, there were approximately 241,377,178 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. Currently, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2023, there were 241,815,632 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2023, the Registrant had the following sale of unregistered securities:

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

Overview

Cannonau Corp. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 3, 2007. The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operation. The Company has a December 31 year end. As of December 31, 2023, the issued and outstanding shares of common stock totaled 241,815,632.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2023.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	December 31,
	2023	2022
Current Assets	$ -	$ 9,025
Current Liabilities	-	347,261
Working Capital (Deficit)	$-	$(338,236)

Cash Flows

	December 31,	December 31,
	2023	2022
Cash Flows from (used in) Operating Activities	$ (157)	$ (87,448)
Cash Flows from (used in) Financing Activities	-	87,462
Net Increase (decrease) in Cash During Period	$(157)	$14

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022

REVENUES

We have generated revenues of $1,835and $0 for the years ended December 31, 2023 and 2022.

OPERATIONS AND ADMINISTRATIVE EXPENSES

Operating expenses for the year ended December 31, 2023, were $24,397 compared with $85,950 for the year ended December 31, 2022. The decrease in operating expenses for 2023 consisted of a decrease in compensation and benefits for the year ended December 31, 2023 from $44,056 for the year ended December 31, 2022 to $0 for the year ended December 31, 2023; a decrease in general and administrative expenses for the year ended December 31, 2023 from $9,915 for the year ended December 31, 2022 to $3,370 for the year ended December 31, 2023; and a decrease in professional expenses from $32,115 for the year ended December 31, 2022 to $21,027 for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recorded a net profit of $338,397, compared with net loss of ($85,950) for the year ended December 31, 2022.  The net profit for the year ended December 31, 2023 were attributable to a ($8,929) write off of assets and a $371,562 of forgiveness of debt.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, the Company's cash balance was $0 compared to cash balance of $157 at December 31, 2022. As of December 31, 2023, the Company's total assets were $0 compared to total assets of $9,025 as at December 31, 2022.  The decrease in total assets for the year ended December 31, 2023 as compared to the year ended December 31, 2022 consisted of writing of all assets, totaling $9,025 for the year ended December 31, 2022.

As of December 31, 2023, the Company had total liabilities of $0 compared with total liabilities of $347,261 at December 31, 2022.  The decrease in total liabilities for the year ended December 31, 2023 consisted of forgiveness of accounts payable for the year ended December 31, 2023 of $0 from $17,437 for the year ended December 31, 2022; and a decrease in due to related party for the year ended December 31, 2023 of $0 from $329,824 for the year ended December 31, 2022.

As of December 31, 2023, the Company has a working capital of ($0) compared with working capital of ($338,261) at December 31, 2022.

Cashflow from Operating Activities

During the year ended December 31, 2023 the Company used $($157) of cash for operating activities compared to ($87,448) of cash used by operating activities during the year ended December 31, 2022.  The decrease in net cash used in operating activity for the year ended December 31, 2023 consisted of a decrease in accounts payable from ($1,245) on December 31, 2023 to ($17,437) on December 31, 2022, a decrease in inventory from ($253) on December 31, 2023 to $3,836 on December 31, 2022, a decrease in accounts receivable  from $0 on December 31, 2023 to $5,032 on December 31, 2022, a decrease in long term debt related party from $0 on December 31, 2022 to ($329,824) on December 31, 2023.

Cashflow from Financing Activities

During the year ended December 31, 2023 the Company's net cash provided by financing activity was $0 compared to $87,462 cash provided by financing for year ended December31, 2022. The decrease net cash provided by financing activity for the year ended December 31, 2023 consisted of a decrease in proceeds from related party for the year ended December 31, 2023 from $87,462 for the year ended December 31, 2022; to $0 for the year ended December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2023

C O N T E N T S

Cannonau Corp.
Balance Sheets

	December 31,	December 31,
	2023	2022
	(Unaudited)

ASSETS

Current Assets
Cash	$—	$157
Accounts Receivable	—	5,032
Inventory	—	3,836
Total current assets	—	9,025

Total assets	$—	$9,025

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$—	$17,436
Due to related party	—	329,824
Total current liabilities	—	347,260

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	—	—
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding 241,815,632
as of December 31, 2023 and 2022	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid-in capital	3,181,117	3,181,117
Accumulated deficit	(3,449,932)	(3,788,168)
Total stockholders' deficit	—	(338,236)

Total liabilities and stockholders' deficit	$—	$9,025

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Statements of Operations

	For the Years Ended
	December 31,
	2023	2022
	(Unaudited)
Revenues	$—	$227
Cost of Sales	—	91
Gross Profit	—	137

Operating expenses:
General and administrative	3,370	9,915
Compensation and benefits	—	44,056
Professional fees	21,027	32,116
Total operating expenses	24,397	86,086

Loss from operations	(24,397)	(85,950)

Other expense (income)
Write off of assets	8,929	—
Forgiveness of debts	(372,564)	—
Total other (income) expense	362,633	—

Net income (loss)	$338,236	$(85,950)

Net loss per share (basic and diluted)	$—	$—

Weighted average shares outstanding	242,815,632	241,815,632

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTVITIES:

Net income (loss)	$338,236	$(85,950)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
(increase) decrease in accounts receivable	5,032	—
(increase) decrease in Inventory	3,836	(254)
Increase (decrease) in accounts payable	(17,439)
Increase (decrease) in related party debt	(329,824)	(1,245)

Net Cash Used in Operating Activities	(157)	(87,448)

CASH FLOWS FROM INVESTING ACTVITIES:
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from related party	—	87,462

Net Cash Provided by Financing Activities	—	87,462

Increase (decrease) in cash	(157)	14

Cash, beginning of year	157	143

Cash, end of year	—	157

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Unaudited Statements of Stockholders' Deficit

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2021	241,815,632	$241,815	$3,181,117	$27,000	$(3,702,218)	$(252,286)

Net loss		—	—	—	(85,950)	(85,950)

Balance, December 31, 2022	241,815,632	$241,815	$3,181,117	$27,000	$(3,788,168)	$(338,236)

Net profit	—	—	—	—	338,236	338,236

Balance, December 31, 2023	241,815,632	$241,815	$3,181,117	$27,000	$(3,449,932)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CANNONAU CORP.

Notes to the Financial Statements

December 31, 2023 and 2022

1.Nature of Operations and Continuance of Business

Cannonau Corp. (the “Company”) was incorporated under the laws of the State of Nevada on April 3, 2007 as Pacific Blue Energy Corp.  On April 5, 2010, the Company acquired a 100% interest of Ship Ahoy LLC, a limited liability company in Arizona, in exchange for $300,000 and 1,000,000 common shares of the Company.  This investment was subsequently abandoned by the Company. The Company is currently developing Cannabis based products. On August 22, 2019, the Company changed its' name to Cannonau Corp. to reflect its' focus on its new Cannabis based products.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of December 31, 2023, the Company had minimal revenues and an accumulated deficit of $3,449,932. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CANNONAU CORP.

Notes to the Financial Statements

December 31, 2023 and 2022

2. Summary of Significant Accounting Policies (Continued)

d) Revenue Recognition

During the year ended December 31, 2023 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

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

Notes to the Financial Statements

December 31, 2023 and 2022

g) Inventory

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market.  Inventories consist of CBD based products.

h) Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

3. Stockholders’ Deficit

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

On July 6, 2020, convertible notes to related parties of $6,858 were converted into 180,473,684 shares of common stock

On July 21, 2020, convertible notes to related parties of $362 were converted into 9,526,316 shares of common stock.

On October 2020, the Company issued 10,597,222 to the legal custodian in a private placement for $5,299.

During the year 2021, the Company issued 438,454 shares of common stock to its consultants against the consulting services rendered during the year.

At December 31, 2023 and 2022 the Company had 241,815,632 shares of common stock issued and outstanding.

CANNONAU CORP.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,554,000 available to offset taxable income in future years which commence expiring in fiscal 2027. The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  As of December 31, 2023, and 2022, the Company had no uncertain tax positions.

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2023 and 2022 are as follows:

The significant components of deferred income tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022

Net operating loss carried forward	746,200	728,500

Valuation allowance	(746,200)	(728,500)

Net deferred income tax asset	—	—

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

6. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

VICTOR MOKUOLU, CPA, PLLC

This decision to engage Victor Mokuolu, CPA, PLLC was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2022 and/or December 31, 2023 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Markwin H. Maring	54	Chief Executive & Chief Financial Officer and Director	2023

Markwin H. Maring

Markwin Maring (born 1970) is an entrepreneur and investor with a diverse portfolio spanning over three decades. His journey commenced in 1989 with the establishment of his inaugural business venture in marketing & communications in Rotterdam, Netherlands.

In the year 2000, Maring co-founded the MeesPierson Informal Opportunity Fund, an initiative under MeesPierson Private Wealth. This pivotal endeavor saw the formation of a diverse portfolio, encompassing renowned Dutch companies such as Van Dobben and Kwekkeboom croquettes, as well as Van Dijk Food and the medical imaging activities of Delft Instruments N.V., Oldelft & Rogan.

In 2007, Maring initiated the Concordia Fund, succeeding the MeesPierson Fund, with private bank F. van Lanschot as a cornerstone investor. However, the onset of the global financial crisis in 2008 prompted a shift in strategy as leveraged finance options dwindled. Concordia Fund subsequently consolidated operations, ceasing further investments in its portfolio.

Recognizing the need for resilience and stability, Maring transitioned towards full captive financing in 2010, establishing a 100% privately financed, family-owned business. Since then, Maring, alongside his family, has spearheaded the founding of various ventures, with a focus on diverse sectors including medtech, life science, financial & business services, energy, trading, automotive, web-retail, IC, circularity, and telecom.

In 2020, Maring consolidated his activities in Switzerland, founding Maring Holdings AG in Switzerland. From its headquarters in Geneva, Maring Holdings AG continues to expand its portfolio, embracing new opportunities and ventures.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Markwin H. Maring	$0	Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Marwin H. Maring	2023	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2022 and December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2023 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Markwin H. Maring	Common	220,050,000	91.0
Rue de la Corraterie 5
1204 Geneva
Switzerland
All Directors and officers as a group (1 member)	Common	220,050,000	91.0

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2023	2022
Audit fees	$2,500	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2024.

Cannonau Corp.

By:	/ s/ Markwin H. Maringa
Markwin H. Maring
Chief Executive Officer
(Principal executive officer)