Form 10-Q
period 2024-03-31
Cannonau Corp.
filed 2024-06-05
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 241,815,632 shares of common stock as of June 4, 2024.

PART 1 FINANCIAL STATEMENTS

CANNONAU CORP.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2024

C O N T E N T S

Cannonau Corp.
Balance Sheets (Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS

Current Assets
Cash
Inventory
Total current assets	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities
Due to related party
Total current liabilities	—	—

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	—	—
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding
241,815,632 shares	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid-in capital	3,181,117	3,181,117
Accumulated deficit	(3,449,932)	(3,449,932)
Total stockholders' deficit	—	—

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cannonau Corp.
Statements of Operations
(Unaudited)

	2024	2023

Revenues	$—	$—

Operating expenses:
Cost of sales
General and administrative	—	1,409
Compensation	—	—
Professional fees	—	9,323
Total operating expenses	—	10,732

Loss from operations	—	(10,732)

Other expense
Interest expense	—	—
Total other expense	—	—

Net loss	$—	$(10,732)

Net loss per share (basic and diluted)	$—	$—

Weighted average shares outstanding	241,815,632	241,815,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$—	$(10,732)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Inventory	—	—
Accounts payable and accrued liabilities	—	9,534

Net Cash Used in Operating Activities	—	(1,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	—

Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	—	1,048
Repurchase of common stock	—	—

Net Cash Provided by Financing Activities	—	1,048

Increase (decrease) in cash	—	(150)

Cash, beginning of period	—	157

Cash, end of period	—	7

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cannonau Corp.
Statements of Stockholders' Deficit
(Unaudited)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2023	241,815,632	$241,815	$3,181,117	$27,000	$(3,449,932)	$—

Net Income	—	—	—	—	—	—

Balance, March 31, 2024	241,815,632	$241,815	$3,181,117	$27,000	$(3,449,932)	$—

Balance, December 31, 2022	241,815,632	$241,815	$3,181,117	$27,000	$(3,788,168)	$(338,236)

Net loss	—	—	—	—	(10,732)	(10,732)

Balance, March 31, 2023	241,815,632	$241,815	$3,181,117	$27,000	$(3,798,168)	$(348,968)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2024, the Company had minimal revenues and an accumulated deficit of $3,449,932. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-Q. Operating results for the three months ended March 31, 2024, may not necessarily be indicative of results to be expected for any other interim period or for the full year.

CANNONAU CORP.

Notes to the Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (Continued)

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2024, and December 31, 2023, the Company had no cash equivalents.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2023.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2024	2023
	$ -	$ -
Current Assets	-	-
Current Liabilities	-	-
Working Capital (Deficit)	$-	$-

Cash Flows

	March 31,	March 31,
	2020	2019

Cash Flows from (used in) Operating Activities	$-	$(1,198)
Cash Flows from (used in) Financing Activities	-	1,048
Net Increase (decrease) in Cash During Period	$-	$(150)

Operating Revenues

We have generated revenues of $0 for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2024 were $0 compared with $(10,732) for the three months ended March 31, 2023.  Operating expenses for the three months ended March 31, 2024 consisted of general and administrative expenses of $0 compared to $1,409 for the three months ended March 31, 2023; and professional fees of $0 for the three months ended March 31, 2024 compared to $9,323 for the three months ended March 31, 2023.

During the three months ended March 31, 2024, the Company recorded a net income of $0 compared with net loss of $(10,732) for the three months ended March 31, 2023.

Liquidity and Capital Resources

As at March 31, 2024, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2023. As of March 31, 2024, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2023.

As of March 31, 2024, the Company had total liabilities of $0 compared with total liabilities of $0 as at March 31, 2023.

Cashflow from Operating Activities

During the three months ended March 31, 2024 the Company used $0 of cash for operating activities compared to the use of $(1,198) of cash for operating activities during the three months ended March 31, 2023.

Cashflow from Financing Activities

During the three months ended March 31, 2024 the Company received cash from financing activities of $0 as compared to $1,048 for the three months ended March 31, 2023.

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

Dated: June 4, 2024	Cannonau Corp.

By: /s/Markwin H. Maring
Markwin H. Maring, Chief Executive Officer and President

Dated: June 4, 2024	Cannonau Corp.
By: /s/Markwin H. Maring
Markwin H. Maring, Chief Financial Officer and President