Form 10-K/A
period 2023-12-31
Cannonau Corp.
filed 2024-07-26
CIK 1410187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 26, 2024 , was $412,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date ..241,377,178 shares of common stock are outstanding as of July 26, 2024.

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

This Amendment to the Annual Report on Form 10-K of Cannonau Corp. (the "Company") for the fiscal year ended on December 31, 2023, as originally filed on April 12, 2024 (such Annual Report on Form 10-K being referred to as the "Annual Report." This Amendment is being filed to incorporate the audited reports for 2023 and 2024.  It is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above. Accordingly, this Amendment should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on December 31, 2023.

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

SHAREHOLDERS OF RECORD

As of July 26, 2024 , there were approximately 241,377,178 holders of record of our common stock, not including holders who hold their shares in street name.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2023	2022
Current Assets	$ -	$ 9,025
Current Liabilities	-	347,261
Working Capital (Deficit)	$-	$(338,236)

Cash Flows

	December 31,	December 31,
	2023	2022
Cash Flows from (used in) Operating Activities	$ (32,275)	$ (87,448)
Cash Flows from (used in) Financing Activities	32,118	87,462
Net Increase (decrease) in Cash During Period	$(157)	$14

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022

REVENUES

We have generated revenues of $0 and $227 for the years ended December 31, 2023 and 2022.

OPERATIONS AND ADMINISTRATIVE EXPENSES

Operating expenses for the year ended December 31, 2023, were $30,173 compared with $86,086 for the year ended December 31, 2022. The decrease in operating expenses for 2023 consisted of a decrease in compensation and benefits for the year ended December 31, 2023 from $44,056 for the year ended December 31, 2022 to $0 for the year ended December 31, 2023; a decrease in general and administrative expenses for the year ended December 31, 2023 from $9,915 for the year ended December 31, 2022 to $3,370 for the year ended December 31, 2023; and a decrease in professional expenses from $32,115 for the year ended December 31, 2022 to $26,803 for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recorded a net income of $338,397, compared with net loss of ($85,950) for the year ended December 31, 2022.  The net income for the year ended December 31, 2023 were attributable to a ($8,929) write off of assets and a $377,338 of forgiveness of debt.

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

As of December 31, 2023, the Company had total liabilities of $0 compared with total liabilities of $347,261 at December 31, 2022.  The decrease in total liabilities for the year ended December 31, 2023 consisted of forgiveness of debt due to related party for the year ended December 31, 2023 of $0 from $329,824 for the year ended December 31, 2022.

As of December 31, 2023, the Company has a working capital of ($0) compared with working capital of ($338,235 ) at December 31, 2022.

Cashflow from Operating Activities

During the year ended December 31, 2023 the Company used ($32,275) of cash for operating activities compared to ($87,448 ) of cash used by operating activities during the year ended December 31, 2022.  The decrease in net cash used in operating activity for the year ended December 31, 2023 consisted of an increase in accounts payable from of $6,657.

Cashflow from Financing Activities

During the year ended December 31, 2023 the Company's net cash provided by financing activity was $32,118 compared to $87,462 cash provided by financing for year ended December31, 2022. The decrease net cash provided by financing activity for the year ended December 31, 2023 consisted of a decrease in proceeds from related party for the year ended December 31, 2023 from $87,462 for the year ended December 31, 2022; to $0 for the year ended December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANNONAU CORP.

(FORMERLY PACIFIC BLUE ENERGY CORP.)

FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2023

C O N T E N T S

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Cannonau Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cannonau Corp as of December 31, 2023, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 1 to the financial statement, the Company have negative cashflow from operating activities of $ 32,275 and an accumulated deficit of $3,449,932 as of December 31, 2023. These factors raise substantial doubt about the Company ability to continue as a going concern, the continuation of the Company as a going concern through December 31, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

Assets and Liabilities written off.

During the year 2023, the company disposed of 91% interest in Cannonau to Brookland Trust Limited, a company owned by Markwin Maring for a cash consideration of $500,000.00. At the date of sales, the company has a liability of $362,151 to Aqua Marine Holdings LLC, Joseph C Passalaqua and Friction & Heat LLC. Joseph is a majority shareholder of Cannonau Corp. The sales proceeds received, and the assets and liabilities at acquisition date were written off.

We identified the related party transactions as a critical audit matter because Aqua Marine Holdings and Joseph C Passalaqua have significant related party transactions affecting the assets and liabilities of the company.

The procedures performed to address the matter include.

(1) We reviewed the Assets purchase agreements and legal documents for the transaction,

(2) confirmed the sales proceed to Aquamarine Bank statements

(3) Reviewed the support to ensure proper recording

(4) We circularized each related party to confirm the company is free from related party debt.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

July 8, 2024

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
Houston, Texas
March 3, 2023 PCAOB ID: 6771

Cannonau Corp.
Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS

Current Assets
Cash	$—	$157
Accounts Receivable	—	5,032
Inventory	—	3,836
Total current assets	—	9,025

Total assets	$—	$9,025

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$—	$17,436
Due to related party	—	329,824
Total current liabilities	—	347,260

Stockholders' Deficit
Preferred stock- authorized 10,000,000 shares,
par value $0.001, issued and outstanding
nil shares	—	—
Common stock- authorized 290,000,000 shares,
par value $0.001, issued and outstanding 241,815,632
as of December 31, 2023 and 2022	241,815	241,815
Common stock issuable	27,000	27,000
Additional paid-in capital	3,181,117	3,181,117
Accumulated deficit	(3,449,932)	(3,788,168)
Total stockholders' deficit	—	(338,236)

Total liabilities and stockholders' deficit	$—	$9,025

The accompanying notes are an integral part of these financial statements.

Cannonau Corp.
Statements of Operations

	For the Years Ended
	December 31,
	2023	2022

Revenues	$—	$227
Cost of Sales	—	91
Gross Profit	—	137

Operating expenses:
General and administrative	3,370	9,915
Compensation and benefits	—	44,056
Professional fees	26,803	32,116
Total operating expenses	30,173	86,086

Loss from operations	(30,173)	(85,950)

Other expense (income)
Write off of assets	8,929	—
Forgiveness of debts	(377,338)	—
Total other (income) expense	(368,409)	—

Net income (loss)	$338,236	$(85,950)

Net loss per share (basic and diluted)	$—	$—

Weighted average shares outstanding	241,815,632	241,815,632

The accompanying notes are an integral part of these financial statements.

Cannonau Corp.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$338,236	$(85,950)
Adjustments to reconcile net loss to net
loss from operating activities
Write off of assets	8,929
Forgiveness of debts	(377,338)
Changes in operating assets and liabilities
(increase) decrease in accounts receivable		—
(increase) decrease in Inventory		(254)
Increase (decrease) in accounts payable	(2,102)
Increase (decrease) in related party debt		(1,245)

Net Cash Used in Operating Activities	(32,275)	(87,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	32,118	87,462

Net Cash Provided by Financing Activities	32,118	87,462

Increase (decrease) in cash	(157)	14

Cash, beginning of year	157	143

Cash, end of year	—	157

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Shares issued to convert amounts due related party	$—	$—

The accompanying notes are an integral part of these financial statements.

Cannonau Corp.
Statements of Stockholders' Deficit

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2021	241,815,632	$241,815	$3,181,117	$27,000	$(3,702,218)	$(252,286)

Net loss	—	—	—	—	(85,950)	(85,950)

Balance, December 31, 2022	241,815,632	$241,815	$3,181,117	$27,000	$(3,788,168)	$(338,236)

Net income	—	—	—	—	338,236	338,236

Balance, December 31, 2023	241,815,632	$241,815	$3,181,117	$27,000	$(3,449,932)	$—

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

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in US dollars.. The Company’s fiscal year-end is December 31.

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

During 2021, the Company issued 438,454 shares of common stock to its consultants against the consulting services rendered during the year.

At December 31, 2023 and 2022 the Company had 241,815,632 shares of common stock issued and outstanding.

CANNONAU CORP.

Notes to the Financial Statements

December 31, 2023 and 2022

4. Income Taxes

The Company has a net operating loss carried forward of approximately $3,450,000 available to offset taxable income in future years which commence expiring in fiscal 2027. The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  As of December 31, 2023, and 2022, the Company had no uncertain tax positions.

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2023 and 2022 are as follows:

The significant components of deferred income tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022

Net operating loss carried forward	723,486	795,515

Valuation allowance	(723,486)	(795,515)

Net deferred income tax asset	—	—

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

6. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BOLADALE L A WAL & CO

This decision to engage Boladale Lawal & Co .. was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2023. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2023, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2024 to remedy such deficiencies.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2023	2022
Audit fees	$9,000	$15,950
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2024 ..

Cannonau Corp.

By:	/ s/ Markwin H. Maringa
Markwin H. Maring
Chief Executive Officer
(Principal executive officer)